Form 10KSB
period 2002-03-31
KARRISON COMPAGNIE INC
filed 2002-06-26
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

(X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2002
OR
( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 333-64474

KARRISON COMPAGNIE, INC.
(Name of Small Business Issuer in its charter)
                    Nevada                                                          75-2912201
           (State of incorporation)                                                (IRS Employer
                                                                                 Identification No.)
      2603 Fairmount, Suite 100
                Dallas, Texas                                                           75201
      (Address of Principal Executive Office)                                        Zip Code

Registrant's telephone number, including Area Code: (214) 220-0690

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES    X                 NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $21,297.

The aggregate market value of the voting stock held by non-affiliates of the Company on June 24, 2002, was $75,000.00.

As of June 24, 2002, the Company had 2,000,000 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

General

         Karrison Compagnie, Inc., was incorporated under the laws of the State of Nevada on December 12, 2000, and is in its early developmental and promotional stages. Our general plan is to buy and sell antiques through periodic sales, a web page to be developed and perhaps auctions. Our primary activities to date have consisted of organizing our company, conducting an initial round of private and public financing to obtain “seed” capital and beginning the process of designing and implementing our business plan. Through the proceeds raised from a public offering we recently completed, we expect to be able to continue to acquire inventory, design and implement our website and establish relationships with other antique dealers willing to allow us to assist in the sale of their items on a consignment basis.

        We do not currently own and have no plans to acquire in the future any patents, licenses, franchises, trademarks, concessions or royalty agreements.

        We expect to purchase our inventory through local and national wholesale antique sources, auctions, estate sales, flea markets or wherever antiques can be bought at what we consider good prices. We will then service the items as we consider necessary, photograph, price and list them on our web site where they can be viewed by potential buyers. We will also display antique items that have been consigned to us by individuals and businesses. Customers with questions can e-mail us, correspond by mail or phone us. All sales will be by check, money order or credit card and we will ship the items when the funds clear.

        Karrison Nichols is our only employee and Ms. Nichols only devotes part of her time to our business. If we are successful in generating sufficient net revenues in the future so that we are able to acquire more inventory and conduct more auctions and sales, Ms. Nichols will likely devote more time to our business. However, we do not have an employment agreement with Ms. Nichols and have no assurances as to the amount of time she will devote to our business in the future.

        The following are the primary manners in which we expect to conduct business:

        Quarterly Sales Events. We expect to conduct sales of antiques on a quarterly basis although there can be no assurance we think sales this frequently are warranted. These sales will be preceded by such advertising as we deem appropriate, probably consisting of local newspaper advertisement, hand delivery of flyers to people we think may be interested in our sales and word of mouth. To the extent we are successful in generating net profits, we may expand these advertising efforts to perhaps include local radio or television advertisements.

        Our quarterly sales will typically be conducted on a weekend so that the maximum amount of customer traffic can be generated. We expect to conduct our sales in the uptown area of Dallas where we maintain our offices. The uptown area of Dallas has several other art gallery, antique stores and similar boutique facilities so we hope that foot traffic to our sales is healthy.

        We conducted our first sale on May 5, 2001, at which we obtained sales revenues of approximately $8,000. We expect to conduct additional sales in the future. The frequency of our sales will be largely dependent upon our ability to obtain quality merchandise for sale together with the sales results we obtain from our previous sales.

        At our sales, we will offer to the public items we own and items we have agreed to sell on consignment from other dealers. When we conduct a sale on a consignment basis, we expect to receive 20% of the purchase price paid at the sale for our fee in conducting the sale. If we generate additional net revenue, we expect to take a significant portion of any profits we make and devote them to acquiring property that we think we can sell for a profit.

        As we continue to develop our business plan, we expect to be able to determine whether or not it is more profitable for us to devote most of our efforts toward consignment sales or toward sales of our own items. The percentage of our sales that will be on a consignment basis versus a sale of items we own will be determined after we can make an accurate assessment of which activities generate the most net revenues for our company.

        Auctions. If our management thinks that an auction could best maximize the use of our time, we may conduct auctions. If auctions are conducted, we expect the financial parameters of the same to be similar to our sales. Specifically, we would likely sell inventory that we currently own, presumably at a price in excess of what we paid for the items, and may conduct the auction for the benefit of third parties, receiving a typical auctioneer’s fee. We do not expect to conduct any auctions until we have established our procedures for our individual sales and our website.

        Website. We currently have two domain names registered , www.karrisoncompagnie.com and www.Karrison.com. We plan to operate an antique web site based showroom through which we can display and offer our inventory to potential purchasers. Our plan is to develop a web page with pictures of those items we have in our inventory that are for sale along with pricing information and all other data relevant to someone searching over the internet for antiques. We may include some of our property through third party auction type web sites such as e-Bay and other similar providers. The amount we spend on the development of our website will be largely dependent upon the success we receive from maintaining the same. Specifically, initially we expect to have a relatively simple web page that is registered with the larger search engines. If we enjoy success that generates profits, we may expand our web page capabilities and register with additional search engines. Because we have not developed our web page yet, we are unable to make any determinations at this point as to the total cost of establishing and maintaining our web page and cannot, therefore, make any estimates as to the percentage of our revenues that will come from website sales.

ITEM 2. DESCRIPTION OF PROPERTIES

        Beginning in January, 2001, we began acquiring inventory, consisting generally of antiques. As of March 31, 2002, we have $26,354, at the lower of cost (primarily specific identification) or market in inventory.

        In January, 2001, we entered into an agreement whereby we maintain a small office at 2603 Fairmount Street, Suite 100, Dallas, Texas. This agreement is not in writing but the owner of the building, an entity in which the husband of our president owns a significant interest, has agreed to allow us to place many of our antiques in the building to improve the decor of the building in return for allowing us to store our inventory at the building and have access to the use of the general office facilities in the building. In addition, we are charged $50.00 each month for storage. Because we are located in an historic district, we are able to store our antiques in a building built in the 1800‘s, thus allowing us to showcase our merchandise while still performing the basic function of storing the same.

        We have no assurances as to how long we will be able to maintain this favorable relationship; if this relationship is ended, we would have to spend money to obtain a suitable office and storage space. Unless we are successful in both selling our shares and conducting business thereafter, this change could put us out of business.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is not party to any pending legal proceeding nor is any of its property the subject of any pending legal proceeding. The Company is not aware of any proceeding that a governmental authority is contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is currently no public trading market for our common stock. We hope to have a market maker attempt to have our common stock prices listed on the bulletin board maintained by the National Association of Securities Dealers. To be eligible to have our common stock quoted on the bulletin board, we will be required to file with the Securities and Exchange Commission periodic reports required by the Securities and Exchange Act of 1934 and thus be a “reporting” company. This is our first periodic report to be filed.

        None of our common stock is subject to outstanding options or rights to purchase nor do we have any securities that are convertible into our common stock. We have not agreed to register any our stock for anyone nor do we presently have in effect employee stock options or benefit plans that would involve the issuing of additional shares of our common stock. As of March 31, 2002, there were 1,010,000 shares issued and outstanding. Of these shares , 1,000,000 were issued under Rule 4 (2) of the Securities Act of 1933 and are subject to the re-sale restrictions of Rule 144. As of March 31, 2002, we had 15 shareholders, only one of whom, our sole officer and director, owned more than 5%.

        We have never paid dividends and do not expect to declare any in the foreseeable future. Instead, we expect to retain all earnings for our growth. Although we have no specific limitations on our ability to pay dividends, the corporate law of Nevada, the State under which we are organized, limits our ability to pay dividends to those instances in which we have earnings and profits. If we are unable to achieve earnings and profits in a sufficient amount to satisfy the statutory requirements of Nevada, no dividends will be made, even if our Board of Directors wanted to pay dividends. Investors should not purchase shares in this offering if their intent is to receive dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        Revenue: During the twelve months ended March 31, 2002, we generated $21,297 in revenue from sales as compared to $1,861 for the four months ended March 31, 2001. The $19,436 increase was primarily due to the year ending March 31, 2002 having twelve months during the period versus four (4) months during the year ending March 31, 2001.

        Expenses: During the twelve months ending March 31, 2002, we generated $16,786 in expenses compared to $2,102 for the four months ending March 31, 2001. The $14,684 increase was primarily due to the year ending March 31, 2002 having twelve months during the period versus four months during the year ending March 31, 2001. In addition we had audit expenses and we were in our start up phase.

        Net Loss: During the twelve (12) months ending March 31, 2002, we generated $17,168 in losses as compared to $1,859 for the four months ending March 31, 2001. The $15,309 increase was primarily due to the year ending March 31, 2002 having twelve months during the period versus four months during the year ending March 31, 2001.

        Liquidity and Capital Resources: Over the next twelve months we expect our primary expenses to be acquisition of properties for sale, advertising costs associated with conducting our sales, paying for the development and maintenance of our web page and perhaps paying a salary to Ms. Nichols. Our business plan is such that if we are successful in generating net profits from our activities, we will acquire more properties, perhaps conduct more sales, hire additional staff and attempt to grow our company in an orderly way. On May 10, 2002, we successfully completed our initial public offering raising $50,000 from fifty five (55) shareholders. These funds will be used to pay down the loan from Karrison Nichols and to fund our working capital needs.

        We have signed a note with Ms. Nichols where she may loan up to $50,000 to our company, although Ms. Nichols can choose whether or not she wants to make additional advances under this note. Other than this potential right to borrow from Ms. Nichols, we have no other external sources of financing available. However, the nature of our business is that with only a small amount of money, we can continue in business and even potentially grow. This is because, due to the previous loan from our shareholder, we have some inventory that we can sell. If we are able to sell this inventory at a profit, we will generate more money that can be invested in inventory, potentially exponentially increasing our asset base. Although financing derived from the sale of our shares can accelerate our growth, because we have only minimal expenses, we can survive with little or no additional financing.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Ms. Karrison Nichols, age 42, is our President, Chief Executive Officer, Secretary, and Chairman of our Board. Ms. Nichols has over fifteen years experience in design and restoration projects including 2 years of retail experience in selling furniture, especially custom furniture. Ms Nichols received her BA from the University of Wisconsin in 1981. In the past 5 years, Ms. Nichols has supervised the restoration of an historic house located at 2600 State Street in the State Street- Thomas Historical District in Dallas, Texas. Ms. Nichols has also supervised the design and significant reconstruction of an 1889 vintage home located in the uptown area of Dallas, near our office. and is in the process of seeking to have this house included in the National Register of Historic Places, maintained by the National Park Services. Ms Nichols is also involved with Preservation Dallas and other historic associations and societies.

        All of our Directors serve for one year periods. We held our first annual meeting of shareholder and directors in December, 2001 at which time Ms. Nichols was again elected our sole director. Our directors serve for a period of one year unless removed in accordance with our bylaws.

ITEM 10. EXECUTIVE COMPENSATION

        We currently have one employee, Karrison Nichols. At present, Ms. Nichols is not paid a salary but does own a significant amount of our common stock. Although we have no current, definite plans for paying Ms. Nichols a salary during the next six months, if our sales and website revenues generate enough profits, we expect to pay Ms. Nichols a salary. In the interim, and until we generate enough net sales revenues to pay a salary to Ms. Nichols, we may pay Ms. Nichols compensation that is based upon the total amount of sales of items made by Ms.Nichols.

        Notwithstanding the foregoing, in our financial statements we have shown $1,500 as of March 31, 2001, and $6,000 as of March 31, 2002, as being charged to capital for the services Ms. Nichols has provided to our company. These services have consisted of the conduct of our auction and the management of our inventory.

        No other officer or director has received any remuneration from us. Although we have no current plan in existence, we may adopt a plan to pay or accrue compensation to our officers and directors for services rendered. We have no stock option, retirement, incentive or profit sharing plan or program for the benefit of officers, directors or employees but our Board of Directors may recommend the adoption of one or more of such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table shows the ownership of the Company’s common stock by the Company’s officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company’s common stock as of June 24, 2002. Unless otherwise indicated all shares are owned of record.

Beneficial Ownership of our Common Stock
Name of Shareholder                                 Number of Shares Owned              Percentage of Class
Karrison Nichols                                                 825,000                            41.25%

All directors, officers and 5% or more                           825,000                            41.25%
shareholders as a group ( 1 person)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Our director, Karrison Nichols has loaned us $25,153 to purchase property for sale to the public. This loan is reflected by a revolving note from our company to the order of Ms. Nichols in the principal amount of $50,000 or so much thereof as is advanced my Ms. Nichols to us in her sole and absolute discretion. The interest rate in the note is 6% per annum. The note is dated March 31, 2001, and is due on demand by Ms. Nichols but if no demand is made then principal and interest are due on or before September 30, 2002. The outstanding principal of the loan was paid down to $650 from proceeds of our initial public offering.

         We believe the terms of the loan from Ms. Nichols are probably more favorable than might otherwise be available to a company with few assets and no operating history; many commercial banks would not even consider such a loan. We believe the interest rate we are paying on the note is priced a little higher than the market rate for loans of this size but given our limited assets and history, we think this slightly increased rate is appropriate.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. See the attached and incorporated Exhibits.

         (b) The Company did not file any reports on Form 8-K during the year ending March 31, 2002.

SIGNATURES

         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of June, 2002.

KARRISON COMPAGNIE, INC.

/s/ Karrison Nichols

Karrison Nichols, President, Chief Executive Officer and Principal Financial Officer

         In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                                                        Title    Date

/s/ Karrison Nichols
Karrison Nichols                                                                 Director        June 25th, 2002

Date Filed: June 25, 2002                                                                        SEC File 333-64474

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

EXHIBITS

TO

ANNUAL REPORT

ON FORM 10-KSB

UNDER

THE SECURITIES AND EXCHANGE ACT OF 1934

KARRISON COMPAGNIE, INC.

INDEX TO EXHIBITS

     EXHIBIT NO.                SEC REFERENCE          TITLE OF DOCUMENT                               LOCATION
                                    NUMBER
          1                           3                Charter and Bylaws                              Form SB-2 Filed
                                                                                                       July 3, 2001
          2                          23                Killman, Murrell & Company, P.C.                This Filing
                                                       Certified Public Accountants

CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the use in the Annual Report on Form 10-KSB of our report relating to the financial statements of Karrison Compagnie, Inc., which appear in such Annual Report and Form 10-KSB.

Dallas, Texas
June 25, 2002

/s/ KILLMAN, MURRELL & COMPANY, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

Report of Independent Certified Public Accountants                                                              F-2

Balance Sheets as of March 31, 2002 and 2001                                                                    F-3

Statements of Operations for the Year Ended March 31, 2002 and for the Period December
   12, 2000 (Inception) to March 31, 2001                                                                       F-4

Statements of Stockholders' (Deficit) Equity for the Year ended March 31, 2002 and for the
   Period December 12, 2000 (Inception) to March 31, 2001                                                       F-5

Statements of Cash Flows for the Year Ended March 31, 2002 and for the Period
   December 12, 2000 (Inception) to March 31, 2001                                                              F-6

Notes to Financial Statements                                                                                   F-7

Killman, Murrell & Company, P.C.
Certified Public Accountants
505 N. Big Spring, Suite 603              1931 E. 37th, Suite 7                    14810 Le Grande Drive
   Midland, Texas 79701                   Odessa, Texas 79762                      Addison, Texas 75001
      (915) 686-9381                    (915) 363-0067/550-4910                       (972) 991-9324
    Fax (915) 684-6722                     Fax (915) 363-0376                       Fax (972) 991-9323

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors
Karrison Compagnie, Inc.
Dallas, Texas 75201

We have audited the accompanying balance sheets of Karrison Compagnie, Inc. (a development stage company) as of March 31, 2002 and 2001, and the related statements of operations, stockholders’ (deficit) equity and cash flows for the year ended March 31, 2002 and for the period from December 12, 2000 (inception) to March 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Karrison Compagnie, Inc. (a development stage company) at March 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended March 31, 2002 and for the period from December 12, 2000 (inception) to March 31, 2001 in conformity with auditing standards generally accepted in the United States of America.

Killman, Murrell & Co., P.C.
Dallas, Texas
May 27, 2002

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2002 AND 2001
ASSETS
CURRENT ASSETS
   Cash                                                                               $   2,630          $   3,465
   Accounts Receivable                                                                      100              1,883
   Inventories, at lower of cost
     (principally specific identification) or market                                     26,354             22,550
                                                                                      ---------          ---------

              TOTAL CURRENT ASSETS                                                    $  29,084          $  27,898
                                                                                      =========          =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
   Accrued Liabilities                                                                $   4,258          $       -
   Stockholder Payable - Note 3                                                          25,153             18,157
                                                                                      ---------          ---------

              TOTAL CURRENT LIABILITIES                                                  29,411             18,157
                                                                                      ---------          ---------

STOCKHOLDERS' (DEFICIT) EQUITY
   Common Stock $0.001 Par Value; Authorized 20,000,000 Shares;
     Issued and Outstanding 1,010,000 and 1,000,000
     Shares, Respectively                                                                 1,010              1,000
   Paid-In-Capital                                                                       17,690             10,600
   Deficit Accumulated during the Development Stage                                     (19,027)            (1,859)
                                                                                      ---------          ---------

              TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                         (327)             9,741
                                                                                      ---------          ---------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  (DEFICIT) EQUITY                                                    $  29,084          $  27,898
                                                                                      =========          =========

The accompanying notes are an
integral part of these financial statements

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
                                                                                                      December 12, 2000
                                                                                 Year Ended             (Inception) To
                                                                              March 31, 2002           March 31, 2001
                                                                             -----------------       ----------------

REVENUES
   Antiques and Furnishings                                                        $    21,297              $     1,861

COST OF REVENUES                                                                        20,077                    1,618
                                                                                   -----------              -----------

              GROSS PROFIT                                                               1,220                      243
                                                                                   -----------              -----------

GENERAL AND ADMINISTRATIVE EXPENSES                                                     16,786                    2,102
                                                                                   -----------              -----------

              (LOSS) BEFORE OTHER EXPENSE AND
                  INCOME TAX                                                           (15,566)                  (1,859)
                                                                                   ------------             -----------

OTHER EXPENSE
   Interest Expense                                                                      1,602                        -
                                                                                   -----------              -----------

              (LOSS) BEFORE INCOME TAX                                                 (17,168)                  (1,859)

INCOME TAX - Note 4                                                                          -                        -
                                                                                   -----------              -----------

              NET LOSS                                                             $   (17,168)             $    (1,859)
                                                                                   ===========              ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                             1,000,769                  955,800
                                                                                   ===========              ===========

(LOSS) PER COMMON SHARE                                                            $      (.02)             $      (.00)
                                                                                   ===========              ===========

The accompanying notes are an integral
part of these financial statements.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEAR ENDED MARCH 31, 2002 AND FOR THE
PERIOD DECEMBER 12, 2000 (INCEPTION) TO MARCH 31, 2001
                                                     Common Stock
                                                -----------------
                                                 Number Of                     Paid-In-        Retained
                                                   Shares         Amount       Capital        (Deficit)         Total
                                                -------------     ------      -----------   -------------    --------

BALANCE, DECEMBER 12, 2000
         (Inception)                                       -     $     -       $       -       $       -       $       -

   Sale of Common Stock                            1,000,000       1,000           9,000               -          10,000

   Contribution of Services and Rent                       -           -           1,600               -           1,600

   Net (Loss)                                              -           -               -          (1,859)         (1,859)
                                                 -----------     -------       ---------      ----------       ---------

BALANCE, MARCH 31, 2001                            1,000,000       1,000          10,600          (1,859)          9,741

   Sale of Common Stock                               10,000          10             490               -             500

   Contributions of Services and Rent                      -           -           6,600               -           6,600

   Net (Loss)                                              -           -               -         (17,168)        (17,168)
                                                 -----------     -------       ---------      ----------       ---------

BALANCE, MARCH 31, 2001                            1,010,000     $ 1,010       $  17,690      $  (19,027)      $    (327)
                                                 ===========     =======       =========      ==========       =========

The accompanying notes are an integral
part of these financial statements.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                                                                     December 12, 2000
                                                                                  Year Ended           (Inception) To
                                                                                  March 31,2002        March 31,2001
                                                                           ----   --------------   -----------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                                     $  (17,168)             $   (1,859)
   Adjustments to Reconcile Net Loss to Net Cash
     From Operating Activities
       Contribution of Services and Rent                                               6,600                   1,600
     Changes in Current Assets and Liabilities
       Accounts Receivable                                                             1,783                  (1,883)
       Inventory                                                                      (3,804)                (22,550)
       Accrued Liabilities                                                             4,258                       -
                                                                                  ----------              ----------

              NET CASH FLOW USED BY
                OPERATING ACTIVITIES                                                  (8,331)                (24,692)
                                                                                  ----------              ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in Stockholder Payable                                                     6,996                  18,157
   Proceeds from Sale of Common Stock                                                    500                  10,000
                                                                                  ----------              ----------

              NET CASH FLOW PROVIDED BY
                FINANCING ACTIVITES                                                    7,496                  28,157
                                                                                  ----------              ----------

NET (DECREASE) INCREASE IN CASH                                                         (835)                  3,465

CASH AT BEGINNING OF PERIOD                                                            3,465                       -
                                                                                  ----------              ----------

CASH AT END OF PERIOD                                                             $    2,630              $   3,465
                                                                                  ==========              =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW  INFORMATION
   Cash Flow Information
     Cash Paid During the Period For:
       Interest                                                                   $        -              $       -
                                                                                  ==========              =========
       Income Taxes                                                               $        -              $       -
                                                                                  ==========              =========

The accompanying notes are an integral
part of these financial statements.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

NOTE 1: DEVELOPMENT STAGE COMPANY

Karrison Compagnie, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Nevada on December 12, 2000, to acquire antiques, collectibles, and home and office furnishings for resale through periodic local showroom sales and web site sales. The Company has been in the development stage since inception and is devoting substantially all of its efforts to financial planning, raising capital, purchasing inventory, marketing, and developing a local showroom. The Company also plans to sell its merchandise on the internet.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Year End

The Company has elected a March 31, fiscal year end.

Revenue Recognition

Revenue includes the sale of merchandise including delivery and set up fees associated with the merchandise sale. The Company recognizes that revenue on the date the customer takes delivery of the merchandise. Provisions for estimated returns allowances are provided for in the same period the related sales are recorded. The Company’s financial statements are prepared using the accrual method of accounting.

Accounts Receivable

Accounts receivable represents billed amounts uncollected prior to March 31, 2002 and 2001. The receivables are considered collectible and no provision for uncollectible accounts has been made.

Website Development Costs

The Company has plans to develop a website to sell its merchandise on the internet. In March 2000, the Emerging Issued Task Force reached a consensus on Issue No. 00–2, “Accounting for Website Development Costs.” The consensus states that for specific website development costs, the accounting should be based generally on the AICPA Statement of Position 98–1 (“SOP 98–1”), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Under SOP 98–1, development costs are capitalized and amortized over the estimated useful life of the website. As of March 31, 2002 and 2001, the Company had incurred no costs associated with the development of its website.

(Continued)

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2002 AND 2001

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

Income Taxes

The Company provides for income taxes by utilizing the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during each respective year. Common stock equivalents that would have had an anti-dilutive effect were excluded from the calculation.

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers cash in operating bank accounts, demand deposits, and cash on hand as cash and cash equivalents.

Inventory

Inventory consists of antiques, collectibles, and home and office furnishings and accessories stated at the lower of cost (principally specific identification) or market.

Financial Instruments

The Company's financial instruments include cash, cash equivalents, and trade receivables. The carrying amounts of these financial instruments have been estimated by management to approximate fair value.

KARRISON COMPAGNIE, INC.M
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2002 AND 2001

NOTE 3: RELATED PARY TRANSACTIONS

The Company's current officer and director is also a shareholder of the Company. The following is a summary of transactions with officers and directors.

The current officer and director purchased 500,000 shares of the Company’s common stock for $5,000 in January 2001.

The current officer, director, and shareholder extended a 6% due on demand line of credit to the Company in the amount of $50,000. The amount payable on the line of credit was $25,153 and $18,157 at March 31, 2002 and 2001, respectively. Interest in the amount of $1,602 has been accrued for the year ended March 31, 2002. No interest was due at March 31, 2001.

The current officer, director, and shareholder provides space to house inventory and conduct business. Amounts charged to expense for storage was $600 and $100 for the year ended March 31, 2002 and for the period from inception (December 12, 2000) to March 31, 2001, respectively. The corresponding amount has been credited to additional paid–in– capital.

The current officer, director and shareholder does not receive a salary from the Company; however, the value of her services in the amounts of $6,000 and $1,500 has been recorded as an expense of the Company for the year ended March 31, 2002 and for the period December 12, 2000 (Inception) to March 31, 2001, respectively. The corresponding amounts have been credited to additional paid–in–capital.

Sales were made to related parties in the amounts of $11,898 for the year ended March 31, 2002 and $1,861 for the period from December 12, 2000 (Inception) to March 31, 2001.

NOTE 4: INCOME TAX

The Company's statutory Federal tax rate is 15%. The statutory rate applied to the net loss before income tax expense amounted to $2,275 and $280 for the periods ended March 31, 2002 and 2001, respectively. There were no differences in book and tax income.

Due to the uncertainty regarding the levels of future earnings, the Company has recorded a valuation allowance of $2,555, an increase of $2,275, to reflect the estimated amount of deferred tax assets, which may not be realized, principally due to the expiration of net operating loss carry forwards beginning in 2021.

NOTE 5: PUBLIC OFFERING

On February 14, 2002, the Company completed its public offering to sell 1,000,000 shares of its common stock. Sale of that stock was complete by May 10, 2002 with a net proceeds to the Company of $50,000.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)
MARCH 31, 2002 AND 2001

NOTE 6: MAJOR CUSTOMER

Approximately fifty-five percent (55%) of the Company's revenue was generated from a single customer ( a related party) for the year ended March 31, 2002. For the period December 12, 2000 (Inception) to March 31, 2001, approximately sixty-two percent (62%) of the Company’s revenues came from one customer (also a related party).