Form 10QSB
period 2002-06-30
KARRISON COMPAGNIE INC
filed 2002-08-20
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 333-64474

KARRISON COMPAGNIE, INC.

(Exact name of registrant as specified in its charter)

                Nevada                                                                         75-2912201
-------------------------------------                                          -------------------------------------
(State or other jurisdiction of                                                         (IRS Employer
 incorporation or organization)                                                          Identification No.)
2603 Fairmount, Suite 100, Dallas, Texas 75201
----------------------------------------------
(Address of principal executive offices) (Zip Code)

(214) 220-0690
--------------
(Registrant's telephone number, including area code)

N/A
-------------------------------------------------------
(Former name, former address and former fiscal year,
if changed since last report)

As of June 30, 2002 the Company had 2,000,000 shares of Common Stock issued and outstanding.

1

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
                                                                                    March 31,            June 30,
                                                                                       2002               2001
                                                                                    -----------    -----------
                                                                                                       (Unaudited)
CURRENT ASSETS
   Cash                                                                               $   2,630          $  26,191
   Accounts Receivable                                                                      100                100
   Inventories, at lower of cost
     (principally specific identification) or market                                     26,354             26,354
                                                                                      ---------          ---------

              TOTAL CURRENT ASSETS                                                    $  29,084          $  52,645
                                                                                      =========          =========

                                            LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
   Accrued Liabilities                                                                $   4,258          $   3,178
   Stockholder Payable                                                                   25,153              2,252
                                                                                      ---------          ---------

              TOTAL CURRENT LIABILITIES                                                  29,411              5,430
                                                                                      ---------          ---------

STOCKHOLDERS' (DEFICIT) EQUITY
   Common Stock $0.001 Par Value; Authorized 20,000,000 Shares;
     Issued and Outstanding 1,010,000 and 2,000,000
     Shares, Respectively                                                                 1,010              2,000
   Paid-In-Capital                                                                       17,690             67,850
   Deficit Accumulated during the Development Stage                                     (19,027)           (22,635)
                                                                                      ---------          ---------

              TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                         (327)            47,215
                                                                                      ---------          ---------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  (DEFICIT) EQUITY                                                    $  29,084          $  52,645
                                                                                      =========          =========

The accompanying notes are an
integral part of these financial statements
F-1

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                                     For the Three Months Ended
                                                                                              June 30,
                                                                                  --------------------
                                                                                       2002                    2001
                                                                                  ------------              -------
REVENUES
   Antiques and Furnishings                                                        $         -              $    14,929

COST OF REVENUES                                                                             -                   12,166
                                                                                   -----------              -----------

              GROSS PROFIT                                                                   -                    2,763
                                                                                   -----------              -----------

GENERAL AND ADMINISTRATIVE EXPENSES                                                      3,524                    5,523
                                                                                   -----------              -----------

              (LOSS) BEFORE OTHER EXPENSE AND
                  INCOME TAX                                                            (3,524)                  (2,760)
                                                                                   -----------              -----------

OTHER EXPENSE
   Interest Expense                                                                         84                      380
                                                                                   -----------              -----------

              (LOSS) BEFORE INCOME TAX                                                  (3,608)                  (3,140)

INCOME TAX                                                                                   -                        -
                                                                                   -----------              -----------

              NET LOSS                                                             $    (3,608)             $    (3,140)
                                                                                   ===========              ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                             1,531,250                1,000,000
                                                                                   ===========              ===========

(LOSS) PER COMMON SHARE                                                            $      (.00)             $      (.00)
                                                                                   ===========              ===========

The accompanying notes are an integral
part of these financial statements.
F-2

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     For the Three Months Ended
                                                                                               June 30,
                                                                                  ---------------------
                                                                                      2002                   2001
                                                                                  -----------             -------

CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                                     $   (3,608)             $   (3,140)
   Adjustments to Reconcile Net Loss to Net Cash
     From Operating Activities
       Contribution of Services and Rent                                               1,650                   1,650
     Changes in Current Assets and Liabilities
       Accounts Receivable                                                                 -                   1,014
       Inventory                                                                           -                  (3,743)
       Accrued Liabilities                                                            (1,080)                  1,408
                                                                                  ----------              ----------

              NET CASH FLOW USED BY
                OPERATING ACTIVITIES                                                  (3,038)                 (2,811)
                                                                                  ----------              ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Change in Stockholder Payable                                                     (22,901)                  6,346
   Proceeds from Sale of Common Stock                                                 49,500                       -
                                                                                  ----------              ----------

              NET CASH FLOW PROVIDED BY
                FINANCING ACTIVITES                                                   26,599                   6,346
                                                                                  ----------              ----------

NET INCREASE IN CASH                                                                  23,561                   3,535

CASH AT BEGINNING OF PERIOD                                                            2,630                   3,465
                                                                                  ----------              ----------

CASH AT END OF PERIOD                                                             $   26,191              $   7,000
                                                                                  ==========              =========

SUPPLEMENTAL SCHEDULE OF CASH FLOW  INFORMATION
   Cash Flow Information
     Cash Paid During the Period For:
       Interest                                                                   $    1,602              $         -
                                                                                  ==========              ===========
       Income Taxes                                                               $        -              $         -
                                                                                  ==========              ===========
The accompanying notes are an integral
part of these financial statements.
F-3

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2002

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of Karrison Compagnie, Inc. for the year ended March 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE 2: PUBLIC OFFERING

On May 10, 2002, the Company completed its public offering and sold 1,000,000 shares of its common stock. Net proceeds to the Company were $49,500.

F-4

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Revenue: During the three months ended June 30, 2002, we generated $0 in revenue from sales as compared to $14,929 for the three months ended June 30, 2001. The $14,919 decrease was due to the fact that we conducted no auctions or other sales during the three month period ending June 30, 2002.

Expenses: During the three months ending June 30, 2002, we incurred $3,524 in expenses compared to $17,689 for the three months ending June 30, 2001. The $14,165 decrease was primarily due to the fact that we conducted no auctions and had no expenses associated therewith.

Net Loss: During the three months ending June 30, 2002, we generated $3,608 in losses as compared to $3,140 for the three months ending June 30, 2001. The $468 increase in losses was primarily due to the fact that we conducted no auctions or other sales during the three month period ending June 30, 2002 and, therefore, did not generate any revenues during this period.

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

PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

See attached.

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20TH day of August, 2002.

KARRISON COMPAGNIE, INC.

/s/ Karrison Nichols
-------------------------------------------------------
Karrison Nichols, President,
Chief Executive Officer and
Principal Financial Officer

EXHIBIT TO QUARTERLY REPORT ON FORM 10-QSB

AUDITOR'S CONSENT

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the use in the Quarterly Report on Form 10-QSB of our report relating to the financial statements of Karrison Compagnie, Inc., which appear in such Quarterly Report.

Dallas, Texas
August 20, 2002

/s/ KILLMAN, MURRELL & COMPANY,
------------------------------------------------------------------------------------------------------------------------
KILLMAN, MURRELL & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS