Form 10QSB
period 2001-12-31
KARRISON COMPAGNIE INC
filed 2002-09-12
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

Commission File Number 333-64474

KARRISON COMPAGNIE, INC.

(Exact name of registrant as specified in its charter)

                Nevada                                                          75-2912201
---------------------------------                                      -----------------------------
(State or other jurisdiction of                                                (IRS Employer
 incorporation or organization)                                              Identification No.)

2603 Fairmount, Suite 100, Dallas, Texas 75201
(Address of principal executive offices) (Zip Code)

(214) 220-0690
(Registrant's telephone number, including area code)

N/A
-------------------------------------------------------
(Former name, former address and former fiscal year,
if changed since last report)

As of December 31, 2001 the Company had 1,000,000 shares of Common Stock issued and outstanding.

KARRISON COMPAGNIE, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

                                                                                     March 31,        December 31,
                                                                                           2001               2001
                                                                                ---------  -----   ---------  ----
                                                                                                       (Unaudited)

CURRENT ASSETS
   Cash                                                                               $   3,465          $   1,182
   Accounts Receivable                                                                    1,883              3,265
   Inventories, at lower of cost
     (principally specific identification) or market                                     22,550             26,956
                                                                                      ---------          ---------

              TOTAL CURRENT ASSETS                                                    $  27,898          $  31,403
                                                                                      =========          =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued Liabilities                                                                $       -          $   3,727
   Stockholder Payable                                                                   18,157             24,703
                                                                                      ---------          ---------

              TOTAL CURRENT LIABILITIES                                                  18,157             28,430
                                                                                      ---------          ---------

STOCKHOLDERS' EQUITY
   Common Stock $0.001 par value; Authorized 20,000,000 shares;
     Issued and Outstanding 1,000,000 shares                                              1,000              1,000
   Paid-In-Capital                                                                       10,600             15,550
   Deficit Accumulated during the Development Stage                                      (1,859)           (13,577)
                                                                                      ---------             ------

              TOTAL STOCKHOLDERS' EQUITY                                                  9,741              2,973
                                                                                      ---------          ---------

              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  27,898          $  31,403
                                                                                      =========          =========

The accompanying notes are an
integral part of these financial statements
F-1

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                          December 12, 2000                    December 12,
                                                      Three Months Ended   (Inception) To      Nine Months         2000
                                                                                                  Ended       (Inception) To
                                                         December 31,       December 31,      December 31,     December 31,
                                                             2001               2000              2001            2000
                                                         --------------     --------------    --------------  --------
                                                          (Unaudited)        (Unaudited)       (Unaudited)      (Unaudited)
REVENUES
   Antiques and Furnishings                                $       -          $         -       $     17,949     $        -

COST OF REVENUES                                              2,377                     -             17,166              -
                                                           --------           -----------       ------------     ----------

              GROSS PROFIT (LOSS)                            (2,377)                    -                783              -
                                                           --------           -----------       ------------     ----------

GENERAL AND ADMINISTRATIVE EXPENSES
                                                             (1,693)                    -             11,428              -
                                                           --------           -----------       ------------     ----------

              (LOSS) BEFORE OTHER
                  EXPENSE AND INCOME
                  TAX                                        (4,070)                    -            (10,645)             -
                                                           --------           -----------       ------------     ----------

OTHER EXPENSE
   Interest Expense                                             380                     -              1,073              -
                                                           --------           -----------       ------------     ----------

              (LOSS) BEFORE INCOME TAX                       (4,450)                    -            (11,718)             -

INCOME TAX                                                         -                    -                  -              -
                                                           ---------          -----------       ------------     ----------

              NET LOSS                                     $ (4,450)          $         -       $    (11,718)    $        -
                                                           ========           ===========       ============     ==========

WEIGHTED AVERAGE NUMBER OF          COMMON SHARES
                                                            955,800                     -            955,800              -
                                                           ========           ===========       ============     ==========

(LOSS) PER COMMON SHARE                                    $    (.00)         $     (.00)       $       (.01)    $     (.00)
                                                           =========          ==========        ============     ==========

The accompanying notes are an integral
part of these financial statements.
F-2

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                      December 12,
                                                                                 Nine Months              2000
                                                                                    Ended            (Inception) To
                                                                                 December 31,         December 31,
                                                                                    2001                  2000
                                                                              -----------------       --------
                                                                                 (Unaudited)           (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                                    $(11,717)               $        -
     Changes in Current Assets and Liabilities                                                                    -
       Accounts Receivable                                                           (1,382)                      -
       Inventory                                                                     (4,407)                      -
       Accrued Liabilities                                                            3,727                       -
                                                                                 ----------              ----------

              NET CASH FLOW USED BY
                OPERATING ACTIVITIES                                                (13,779)                      -
                                                                                 ----------              ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in Stockholder Payable                                                    6,546                       -
   Proceeds from Sale of Common Stock                                                     -                       -
   Contribution of Services and Rent                                                  4,950                       -
                                                                                 ----------              ----------

              NET CASH FLOW PROVIDED BY
                FINANCING ACTIVITES                                                  11,496                       -
                                                                                 ----------              ----------

NET DECREASE IN CASH                                                                 (2,283)                      -

CASH AT BEGINNING OF PERIOD                                                           3,465                       -
                                                                                 ----------              ----------

CASH AT END OF PERIOD                                                            $    1,182              $        -
                                                                                 ==========              ==========

The accompanying notes are an integral
part of these financial statements.
F-3

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 2001

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of Karrison Compagnie, Inc. for the year ended March 31, 2001. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

NOTE 2: PUBLIC OFFERING

On May 10, 2002, the Company completed its public offering and sold 1,000,000 shares of its common stock. Net proceeds to the Company were $49,500.

F-4

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Revenue: During the three months ended December 31, 2001, we generated $0 in revenue from sales as compared to $0 for the nineteen days ending December 31, 2000. There were no revenues from sales due to the fact that we conducted no auctions or other sales during either period.

Expenses: During the three months ending December 31, 2001, we incurred $4,450 in expenses compared to $0 for the nineteen days ending December 31, 2000. The $4,450 increase was primarily due to the fact that we conducted no auctions and had no expenses associated therewith and there were only nineteen days of operation during the December 31, 2000 period.

Net Loss: During the three months ending December 31, 2001, we generated $4,450 in losses as compared to $0 for the nineteen days ending December 31, 2001. The $4,450 increase in losses was primarily due to the fact that we conducted no auctions or other sales during the three month period ending December 31, 2001 and, there were only nineteen days of operation in the December 31, 2000 period.

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

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

See attached.

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of September, 2002.

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

Dallas, Texas
September 12, 2002

/s/ KILLMAN, MURRELL & COMPANY,

KILLMAN, MURRELL & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS