Form 10QSB/A
period 2002-06-30
KARRISON COMPAGNIE INC
filed 2002-10-09
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB
AMENDMENT #1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 333-64474

H1 ALIGN=CENTER>KARRISON COMPAGNIE, INC.

(Exact name of registrant as specified in its charter)

                Nevada                                                                         75-2912201
--------------------------------------------------------                        -------------------------------------
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

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

                                                                                      June 30,         March 31,
                                                                                       2002               2002
                                                                                ----------------       -------
                                                                                    (Unaudited)
CURRENT ASSETS
   Cash                                                                               $  26,191          $   2,630
   Accounts Receivable                                                                      100                100
   Inventories, at lower of cost
     (principally specific identification) or market                                     26,354             26,354
                                                                                      ---------          ---------

              TOTAL CURRENT ASSETS                                                    $  52,645          $  29,084
                                                                                      =========          =========

                                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
   Accrued Liabilities                                                                $   3,178          $   4,258
   Stockholder Payable                                                                    2,252             25,153
                                                                                      ---------          ---------

              TOTAL CURRENT LIABILITIES                                                   5,430             29,411
                                                                                      ---------          ---------

STOCKHOLDERS' (DEFICIT) EQUITY
   Common Stock $0.001 Par Value; Authorized 20,000,000 Shares;
     Issued and Outstanding 1,010,000 and 2,000,000
     Shares, Respectively                                                                 2,000              1,010
   Paid-In-Capital                                                                       67,850             17,690
   Deficit Accumulated during the Development Stage                                     (22,635)           (19,027)
                                                                                      ---------          ---------

              TOTAL STOCKHOLDERS' (DEFICIT) EQUITY                                       47,215               (327)
                                                                                      ---------          ---------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  (DEFICIT) EQUITY                                                    $  52,645          $  29,084
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

SIGNATURES

        In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of October, 2002.

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
October 9, 2002

/s/ KILLMAN, MURRELL & COMPANY,

KILLMAN, MURRELL & COMPANY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS