Form 10QSB
period 2002-09-30
KARRISON COMPAGNIE INC
filed 2002-11-14
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of September 30, 2002 the Company had 2,000,000 shares of Common Stock issued and outstanding.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

                                                                                  September 30,           March 31,
                                                                                       2002               2002
                                                                                ------------------ -----------
                                                                                    (Unaudited)
CURRENT ASSETS
   Cash                                                                               $  21,227          $   2,630
   Accounts Receivable                                                                      100                100
   Inventories, at lower of cost
     (principally specific identification) or market                                     26,354             26,354
                                                                                      ---------          ---------

              TOTAL CURRENT ASSETS                                                    $  47,681          $  29,084
                                                                                      =========          =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued Liabilities                                                                $   1,368          $   4,258
   Stockholder Payable                                                                    2,252             25,153
                                                                                      ---------          ---------

              TOTAL CURRENT LIABILITIES                                                   3,620             29,411
                                                                                      ---------          ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock $0.001 Par Value; Authorized 20,000,000 Shares;
     Issued and Outstanding 2,000,000 and 1,010,000
     Shares, Respectively                                                                 2,000              1,010
   Paid-In-Capital                                                                       69,500             17,690
   Deficit Accumulated during the Development Stage                                     (27,439)           (19,027)
                                                                                      ---------          ---------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       44,061               (327)
                                                                                      ---------          ---------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY (DEFICIT)                                                    $  47,681          $  29,084
                                                                                      =========          =========

The accompanying notes are an
integral part of these financial statements
F-1

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                December 12, 2000
                                                   Three Months Ended                  Six Months Ended             (Inception) to
                                                        September 30,                     September 30,             September 30,
                                                 -----------------------------     ---------------------------- -----------------
                                                     2002             2001             2002           2001               2002
                                                 -----------       -----------     -----------    ------------  -------------
         REVENUES
         Antiques and Furnishings                $          -      $      3,020    $           -  $    17,949        $    23,158

     COST OF REVENUES                                       -             2,623                -       14,789             21,695
                                                 ------------      ------------    -------------  -----------        -----------

                           GROSS PROFIT                    -                397                -        3,160              1,463
                                                 -----------      -------------    -------------  -----------        -----------

     GENERAL AND
        ADMINISTRATIVE EXPENSES                        4,769             4,212           8,293          9,735             27,181
                                                 -----------      ------------     -----------    -----------        -----------

              (LOSS) BEFORE OTHER
                EXPENSE AND
                INCOME TAX                            (4,769)           (3,815)          (8,293)       (6,575)           (25,718)
                                                 -----------      ------------     ------------   -----------        -----------

     OTHER EXPENSE
         Interest Expense                                35               313              119            693              1,721
                                                 ----------       -----------      -----------    -----------        -----------

              (LOSS) BEFORE
                  INCOME TAX                          (4,804)          (4,128)          (8,412)        (7,268)           (27,439)

     INCOME TAX                                            -                 -                 -            -                  -
                                                 -----------      ------------     -------------  -----------        -----------

              NET LOSS                           $    (4,804)     $     (4,128)    $     (8,412)  $    (7,268)           (27,439)
                                                 ===========      ============     ============   ===========        ===========

     WEIGHTED AVERAGE NUMBER
         OF COMMON SHARES                        2,000,000         1,000,000          1,732,142     1,000,000          1,179,545
                                                 =========        ==========          =========   ===========        ===========

     (LOSS) PER COMMON SHARE                     $      (.00)   $         (.00)    $        (.00) $      (.01)       $      (0.02)
                                                 ===========    ==============     =============  ===========        ============

The accompanying notes are an integral
part of these financial statements.
F-2

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                    December 12, 2000
                                                                        Six Months Ended                (Inception) to
                                                                           September 30,                September 30,
                                                                       ------------------------      ----------------
                                                                         2002          2001                  2002
                                                                       -----------   -----------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                          $   (8,412)   $      (7,268)       $  (27,439)
   Adjustments to Reconcile Net Loss to Net Cash
     From Operating Activities
       Contribution of Services and Rent                                    3,300        3,300                11,500
     Changes in Current Assets and Liabilities
       Accounts Receivable                                                      -       (1,382)                 (100)
       Inventory                                                                -       (3,354)              (26,354)
       Accrued Liabilities                                                 (2,890)       3,347                 1,368
                                                                       ----------    ---------            ----------

              NET CASH FLOW USED BY
                OPERATING ACTIVITIES                                       (8,002)      (5,357)              (41,025)
                                                                       ----------    ---------            ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in Stockholder Payable                                              -        3,346                25,153
   Decrease in Stockholders Payable                                       (22,901)           -               (22,901)
   Proceeds from Sale of Common Stock                                      49,500            -                60,000
                                                                       ----------    ---------            ----------

              NET CASH FLOW PROVIDED BY
                FINANCING ACTIVITIES                                       26,599        3,346                62,252
                                                                       ----------    ---------            ----------

NET INCREASE (DECREASE) IN CASH                                            18,597       (2,011)               21,227

CASH AT BEGINNING OF PERIOD                                                 2,630        3,465                     -
                                                                       ----------    ---------            ----------

CASH AT END OF PERIOD                                                  $   21,227    $   1,454            $   21,227
                                                                       ==========    =========            ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW  INFORMATION
   Cash Flow Information
     Cash Paid During the Period For:
       Interest                                                        $    1,602    $       -            $    1,602
                                                                       ==========    =========            ==========
       Income Taxes                                                    $        -    $       -            $         -
                                                                       ==========    =========            ===========

The accompanying notes are an integral
part of these financial statements.
F-3

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2002

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of Karrison Compagnie, Inc. for the year ended March 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE 2: PUBLIC OFFERING

On May 10, 2002, the Company completed its public offering and sold 1,000,000 shares of its common stock. Net proceeds to the Company were $49,500.

F-4

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        Revenue: During the three months ended September 30, 2002, we generated $0 in revenue from sales as compared to $3,020 for the three months ended September 30, 2001. The $3,020 decrease was due to the fact that we conducted no auctions or other sales during the three month period ending September 30, 2002.

        Expenses: During the three months ending September 30, 2002, we incurred $4,769 in expenses compared to $4,212 for the three months ending September 30, 2001. The $557 decrease was primarily due to the fact that we conducted no auctions and had no expenses associated therewith.

        Net Loss: During the three months ending September 30, 2002, we generated $4,804 in losses as compared to $4,128 for the three months ending September 30, 2001. The $676 increase in losses was primarily due to the fact that we conducted no auctions or other sales during the three month period ending September 30, 2002 and, therefore, did not generate any revenues during this period.

        Liquidity and Capital Resources: Over the next twelve months we expect our primary expenses to be acquisition of properties for sale, advertising costs associated with conducting our sales, paying for the development and maintenance of our web page and perhaps paying a salary to Ms. Nichols. Our business plan is such that if we are successful in generating net profits from our activities, we will acquire more properties, perhaps conduct more sales, hire additional staff and attempt to grow our company in an orderly way. On May 10, 2002, we successfully completed our initial public offering raising $50,000 from fifty five (55) shareholders. These funds were used to pay down the loan from Karrison Nichols and to fund our working capital needs.

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

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

See attached.

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2002.

KARRISON COMPAGNIE, INC.

/s/ Karrison Nichols
-------------------------------------------------------
Karrison Nichols, President,
Chief Executive Officer and
Principal Financial Officer

CERTIFICATIONS

I, Karrison Nichols, President, Director, Chief Executive Officer and Principal Financial Officer of Karrison Compagnie, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Karrison Compagnie, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared

        b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

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

Dallas, Texas
November 14, 2002

/s/ KILLMAN, MURRELL & COMPANY,

KILLMAN, MURRELL & COMPANY, P.C.CERTIFIED
PUBLIC ACCOUNTANTS