Form 10QSB
period 2002-12-31
KARRISON COMPAGNIE INC
filed 2003-02-12
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

(214) 263-0324
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year,
if changed since last report)

As of December 31, 2002 the Company had 2,000,000 shares of Common Stock issued and outstanding.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS
                                                                                  December 31,            March 31,
                                                                                       2002               2002
                                                                                    (Unaudited)
CURRENT ASSETS
   Cash                                                                               $  21,179          $   2,630
   Accounts Receivable                                                                        -                100
   Inventories, at lower of cost
     (principally specific identification) or market                                     26,433             26,354

              TOTAL CURRENT ASSETS                                                    $  47,612          $  29,084

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued Liabilities                                                                $   2,979          $   4,258
   Stockholder Payable                                                                    2,252             25,153

              TOTAL CURRENT LIABILITIES                                                   5,231             29,411

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock $0.001 Par Value; Authorized 20,000,000 Shares;
     Issued and Outstanding 2,000,000 and 1,010,000
     Shares, Respectively                                                                 2,000              1,010
   Paid-In-Capital                                                                       71,150             17,690
   Deficit Accumulated during the Development Stage                                     (30,769)           (19,027)

              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       42,381               (327)

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY (DEFICIT)                                                    $  47,612          $  29,084

The accompanying notes are an
integral part of these financial statements
F-1

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                December 12, 2000
                                                   Three Months Ended                  Nine Months Ended            (Inception) to
                                                        December 31,                      December 31,              December 31,
                                                     2002             2001             2002           2001               2002
         REVENUES
         Antiques and Furnishings                $         -       $         -     $         -    $    17,949        $    23,158

     COST OF REVENUES                                      -             2,377               -         17,166             21,695

                           GROSS PROFIT                    -           (2,377)               -            783              1,463

     GENERAL AND
        ADMINISTRATIVE EXPENSES                      3,295              1,693          11,588         11,428              30,475

              (LOSS) BEFORE OTHER
                EXPENSE AND
                INCOME TAX                           (3,295)            (4,070)       (11,588)       (10,645)           (29,012)

     OTHER EXPENSE
         Interest Expense                                36               380             155           1,073              1,757

              (LOSS) BEFORE
                  INCOME TAX                         (3,331)           (4,450)        (11,743)       (11,718)            (30,769)

     INCOME TAX                                           -                  -               -              -                  -

              NET LOSS                           $   (3,331)      $     (4,450)    $   (11,743)   $  (11,718)            (30,769)

     WEIGHTED AVERAGE NUMBER
         OF COMMON SHARES                        2,000,000         1,000,000          1,812,500      998,000          1,452,273

     (LOSS) PER COMMON SHARE                     $     (.00)    $         (.00)    $      (.01)   $      (.01)       $     (0.02)

The accompanying notes are an integral
part of these financial statements.
F-2

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                    December 12, 2000
                                                                        Nine Months Ended               (Inception) to
                                                                           December 31,                 December31,
                                                                         2002          2001                  2002
CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                          $  (11,742)   $      (11,717)      $  (30,769)
   Adjustments to Reconcile Net Loss to Net Cash
     From Operating Activities
       Contribution of Services and Rent                                   4,950           4,950              13,150
     Changes in Current Assets and Liabilities
       Accounts Receivable                                                   100          (1,382)                  -
       Inventory                                                              (79)        (4,407)            (26,433)
       Accrued Liabilities                                                 (1,279)         3,727               2,979

              NET CASH FLOW USED BY
                OPERATING ACTIVITIES                                       (8,050)        (8,829)           (41,073)

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in Stockholder Payable                                              -          6,546              25,153
   Decrease in Stockholders Payable                                       (22,901)             -             (22,901)
   Proceeds from Sale of Common Stock                                      49,500              -              60,000

              NET CASH FLOW PROVIDED BY
                FINANCING ACTIVITIES                                       26,599          6,546              62,252

NET INCREASE (DECREASE) IN CASH                                            18,549         (2,283)             21,179

CASH AT BEGINNING OF PERIOD                                                 2,630         3,465                    -

CASH AT END OF PERIOD                                                  $   21,179    $     1,182          $   21,179

SUPPLEMENTAL SCHEDULE OF CASH FLOW  INFORMATION
   Cash Flow Information
     Cash Paid During the Period For:
       Interest                                                        $      155    $     1,073          $    1,757
       Income Taxes                                                    $        -    $         -          $        -

The accompanying notes are an integral
part of these financial statements.
F-3

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 2002

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of Karrison Compagnie, Inc. for the year ended March 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE 2: PUBLIC OFFERING

On May 10, 2002, the Company completed its public offering and sold 1,000,000 shares of its common stock. Net proceeds to the Company were $49,500.

F-4

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Revenue: During the three months ended December 31, 2002, we generated $0 in revenue from sales as compared to $0 for the three months ended December 31, 2001. We conducted no auctions or other sales during the three month period ending December 31, 2002.

Expenses: During the three months ending December 31, 2002, we incurred $3,331 in expenses compared to $4,450 for the three months ending December 31, 2001. The $1,119 decrease was primarily due to the fact that we conducted no auctions and had no expenses associated therewith.

Net Loss: During the three months ending December 31, 2002, we generated $3,331 in losses as compared to $4,450 for the three months ending December 31, 2001. The $1,119 increase in losses was primarily due to the fact that we conducted no auctions or other sales during the three month period ending December 31, 2002 and, therefore, did not generate any revenues during this period.

Liquidity and Capital Resources: Over the next twelve months we expect our primary expenses to be acquisition of antiques for sale, advertising costs associated with conducting our sales, paying for the development and maintenance of our web page and perhaps paying a salary to Ms. Nichols. Our business plan is such that if we are successful in generating net profits from our activities, we will acquire more antiques, perhaps conduct more sales, hire additional staff and attempt to grow our company in an orderly way. On May 10, 2002, we successfully completed our initial public offering raising $50,000 from fifty five (55) shareholders. These funds were used to pay down the loan from Karrison Nichols and to fund our working capital needs.

We have signed a note with Ms. Nichols where she may loan up to $50,000 to our company, although Ms. Nichols can choose whether or not she wants to make additional advances under this note. The loan balance as of December 31, 2002 is $2,252. Other than this potential right to borrow from Ms. Nichols, we have no other external sources of financing available. However, the nature of our business is that with only a small amount of money, we can continue in business and even potentially grow. This is because, due to the previous loan from our shareholder, we have some inventory that we can sell. If we are able to sell this inventory at a profit, we will generate more money that can be invested in inventory, potentially exponentially increasing our asset base. Although financing derived from the sale of our shares can accelerate our growth, because we have only minimal expenses, we can survive with little or no additional financing.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Not applicable.

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of February, 2003.

KARRISON COMPAGNIE, INC.

/s/ Karrison Nichols
Karrison Nichols, President,
Chief Executive Officer and
Principal Financial Officer

CERTIFICATIONS

I, Karrison Nichols, President, Director, Chief Executive Officer and Principal Financial Officer of Karrison Compagnie, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Karrison Compagnie, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          February 12, 2003

/s/ Karrison Nichols
Karrison Nichols, President,
Chief Executive Officer and
Principal Financial Officer