Form 10KSB
period 2003-03-31
KARRISON COMPAGNIE INC
filed 2003-06-30
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2003

OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 333-64474

KARRISON COMPAGNIE, INC.
(Name of Small Business Issuer in its charter)
                    Nevada                                                          75-2912201
           ---------------------                                                 -------------------
           (State of incorporation)                                                (IRS Employer
                                                                                 Identification No.)
      2603 Fairmount, Suite 100
                Dallas, Texas                                                           75201
      --------------------------------------                                     -----------------
      (Address of Principal Executive Office)                                        Zip Code

Registrant's telephone number, including Area Code: (214) 220-0690

Securities registered pursuant to Section 12(b) of the Act: None}

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

X          .

YES         NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[X]

The Company's revenues for the most recent fiscal year were $0.00.

The aggregate market value of the voting stock held by non-affiliates of the Company on June 27, 2003, was $75,000.00.

As of June 27, 2003, the Company had 2,000,000 issued and outstanding shares of common stock.

ITEM 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

General

        Karrison Compagnie, Inc., was incorporated under the laws of the State of Nevada on December 12, 2000, and is in its early developmental and promotional stages. Our general plan is to buy and sell antiques through periodic sales, a web page to be developed and perhaps auctions. Our primary activities to date have consisted of organizing our company, conducting an initial round of private and public financing to obtain “seed” capital and beginning the process of designing and implementing our business plan. Through the proceeds raised from a public offering we recently completed, we expect to be able to continue to acquire inventory, design and implement our website and establish relationships with other antique dealers willing to allow us to assist in the sale of their items on a consignment basis.

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

        Auctions. If our management thinks that an auction could best maximize the use of our time, we may conduct auctions. If auctions are conducted, we expect the financial parameters of the same to be similar to our sales. Specifically, we would likely sell inventory that we currently own, presumably at a price in excess of what we paid for the items, and may conduct the auction for the benefit of third parties, receiving a typical auctioneer’s fee. We do not expect to conduct any auctions until we have established our procedures for our individual sales and our website.

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

ITEM 2. DESCRIPTION OF PROPERTIES

        Beginning in January, 2001, we began acquiring inventory, consisting generally of antiques. As of March 31, 2003, we have $26,432, at the lower of cost (primarily specific identification) or market in inventory.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is currently no public trading market for our common stock. We hope to have a market maker attempt to have our common stock prices listed on the bulletin board maintained by the National Association of Securities Dealers. To be eligible to have our common stock quoted on the bulletin board, we will be required to file with the Securities and Exchange Commission periodic reports required by the Securities and Exchange Act of 1934 and thus be a “reporting” company. This is our first periodic report to be filed.

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

        We have never paid dividends and do not expect to declare any in the foreseeable future. Instead, we expect to retain all earnings for our growth. Although we have no specific limitations on our ability to pay dividends, the corporate law of Nevada, the State under which we are organized, limits our ability to pay dividends to those instances in which we have earnings and profits. If we are unable to achieve earnings and profits in a sufficient amount to satisfy the statutory requirements of Nevada, no dividends will be made, even if our Board of Directors wanted to pay dividends. Investors should not purchase shares in this offering if their intent is to receive dividends

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        Revenue: During the twelve months ended March 31, 2003, we generated $0,00 in revenue from sales as compared to $21,297 for the twelve months ended March 31, 2002. The $21,297 decrease was primarily due to having no sales events in 2003.

        Expenses: During the twelve months ending March 31, 2003, we generated $14,903 in expenses compared to $16,786 for the twelve months ending March 31, 2002. The $1,833 decrease was primarily due to less auditing salary cost.

        Net Loss: During the twelve months ending March 31, 2003, we generated $14,634 in losses as compared to $17,168 for the twelve months ending March 31, 2002. The $2,534 decrease was primarily due to less auditing salary cost..

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL
DISCLOSURE

         Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT

        Ms. Karrison Nichols, age 43, is our President, Chief Executive Officer, Secretary, and Chairman of our Board. Ms. Nichols has over fifteen years experience in design and restoration projects including 2 years of retail experience in selling furniture, especially custom furniture. Ms Nichols received her BA from the University of Wisconsin in 1981. In the past 5 years, Ms. Nichols has supervised the restoration of an historic house located at 2600 State Street in the State Street- Thomas Historical District in Dallas, Texas. Ms. Nichols has also supervised the design and significant reconstruction of an 1889 vintage home located in the uptown area of Dallas, near our office. and is in the process of seeking to have this house included in the National Register of Historic Places, maintained by the National Park Services. Ms Nichols is also involved with Preservation Dallas and other historic associations and societies.

        All of our Directors serve for one year periods. We held our first annual meeting of shareholder and directors in December, 2001 at which time Ms. Nichols was again elected our sole director. Our directors serve for a period of one year unless removed in accordance with our bylaws.

ITEM 10. EXECUTIVE COMPENSATION

        We currently have one employee, Karrison Nichols. At present, Ms. Nichols is not paid a salary but does own a significant amount of our common stock. Although we have no current, definite plans for paying Ms. Nichols a salary during the next six months, if our sales and website revenues generate enough profits, we expect to pay Ms. Nichols a salary. In the interim, and until we generate enough net sales revenues to pay a salary to Ms. Nichols, we may pay Ms. Nichols compensation that is based upon the total amount of sales of items made by Ms. Nichols.

        Notwithstanding the foregoing, in our financial statements we have shown $6,000 as of March 31, 2002, and $6,000 as of March 31, 2003, as being charged to capital for the services Ms. Nichols has provided to our company. These services have consisted of the conduct of our auction and the management of our inventory.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table shows the ownership of the Company’s common stock by the Company’s officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company’s common stock as of June 27, 2003. Unless otherwise indicated all shares are owned of record.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Our director, Karrison Nichols has loaned us $25,153 to purchase property for sale to the public. This loan is reflected by a revolving note from our company to the order of Ms. Nichols in the principal amount of $50,000 or so much thereof as is advanced my Ms. Nichols to us in her sole and absolute discretion. The interest rate in the note is 6% per annum. The note is dated March 31, 2001, and is due on demand by Ms. Nichols but if no demand is made then principal and interest are due on or before September 30, 2003. The outstanding principal of the loan was paid down to $2,252 from proceeds of our initial public offering.

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

(b) The Company did not file any reports on Form 8-K during the year ending March 31, 2003.

SIGNATURES

         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of June, 2003.

KARRISON COMPAGNIE, INC.

/s/ Karrison Nichols

Karrison Nichols, President, Chief Executive Officer and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                                                        Title    Date
---------                                                                        -----    ----

/s/ Karrison Nichols
Karrison Nichols                                                                 Director        June 30th, 2003

Date Filed: June 30, 2003                                                                                                                       SEC File 333-64474

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549>

_______________________________________

EXHIBITS

TO

ANNUAL REPORT

ON FORM 10-KSB

UNDER

THE SECURITIES AND EXCHANGE ACT OF 1934

________________________________________

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
June 30, 2003

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

TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

Report of Independent Certified Public Accountants                                                               F-2

Balance Sheets as of March 31, 2003 and 2002                                                                     F-3

Statements of Operations for the Years Ended March 31, 2003 and 2002, and for the Period
   December 12, 2000 (Inception) to March 31, 2003                                                              F-4

Statements of Stockholders' Equity (Deficit) from December 12, 2000 (Inception)
   to March 31, 2003                                                                                             F-5

Statements of Cash Flows for the Years Ended March 31, 2003 and 2002, and for the Period
   December 12, 2000 (Inception) to March 31, 2003                                                              F-6

Notes to Financial Statements                                                                                   F-7

Killman, Murrell & Company, P.C.Certified
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
Dallas, Texas 75201

We have audited the accompanying balance sheets of Karrison Compagnie, Inc. (a development stage company) as of March 31, 2003 and 2002, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended March 31, 2003 and 2002, and for the period from December 12, 2000 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Karrison Compagnie, Inc. (a development stage company) at March 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002 and for the period from December 12, 2000 (Inception) to March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Killman, Murrell & Co., P.C.
Dallas, Texas
May 14, 2003

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
MARCH 31, 2003 AND 2002

ASSETS

                                                                                       2003               2002
                                                                                -----------------  -----------
CURRENT ASSETS
   Cash                                                                               $  16,969          $   2,630
   Accounts Receivable                                                                        -                100
   Inventories, at lower of cost
     (principally specific identification) or market                                     26,432             26,354
                                                                                      ---------          ---------

              TOTAL CURRENT ASSETS                                                    $  43,401          $  29,084
                                                                                      =========          =========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued Liabilities                                                                $      10          $   4,258
   Stockholder Payable - Note 3                                                           2,252             25,153
                                                                                      ---------          ---------

              TOTAL CURRENT LIABILITIES                                                   2,262             29,411
                                                                                      ---------          ---------

STOCKHOLDERS' (DEFICIT) EQUITY
   Common Stock $0.001 Par Value; Authorized 20,000,000 Shares;
     Issued and Outstanding 2,000,000 and 1,010,000
     Shares, Respectively                                                                 2,000              1,010
   Paid-In-Capital                                                                       72,800             17,690
   Deficit Accumulated during the Development Stage                                     (33,661)           (19,027)
                                                                                      ---------          ---------

              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       41,139               (327)
                                                                                      ---------          ---------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY (DEFICIT)                                                    $  43,401          $  29,084
                                                                                      =========          =========

The accompanying notes are an
integral part of these financial statements

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

                                                                                                           December 12, 2000
                                                                                                             (Inception) to
                                                                  March 31, 2003       March 31, 2002        March 31, 2003
                                                                  --------------       --------------        --------------
REVENUES
   Antiques and Furnishings Sales                                  $         -           $    21,297          $    23,158

COST OF REVENUES                                                             -                20,077               21,695
                                                                   -----------           -----------          -----------

              GROSS PROFIT                                                   -                 1,220                1,463
                                                                   -----------           -----------          -----------

GENERAL AND ADMINISTRATIVE EXPENSES                                      14,903               16,786               33,791
                                                                    -----------          -----------          -----------

              (LOSS) BEFORE OTHER INCOME
                  (EXPENSE) AND INCOME TAX                              (14,903)             (15,566)             (32,328)
                                                                    -----------          -----------          -----------

OTHER INCOME (EXPENSE)
   Other Income                                                             280                    -                  280
   Interest Expense                                                         (11)              (1,602)              (1,613)
                                                                    -----------          -----------          -----------

              TOTAL OTHER INCOME (EXPENSE)                                  269               (1,602)              (1,333)
                                                                    -----------          -----------          -----------

              (LOSS) BEFORE INCOME TAX                                  (14,634)             (17,168)             (33,661)

INCOME TAX - Note 4                                                           -                    -                    -
                                                                    -----------          -----------          -----------

              NET LOSS                                              $   (14,634)         $   (17,168)         $   (33,661)
                                                                    ===========          ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES                                                            1,855,769              998,462            1,355,357
                                                                    ===========          ===========          ===========

(LOSS) PER COMMON SHARE                                             $     (.01)          $      (.02)         $      (.02)
                                                                    ==========           ===========          ===========

The accompanying notes are an integral
part of these financial statements.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM DECEMBER 12, 2000 (INCEPTION) TO MARCH 31, 2003

                                                     Common Stock
                                                -----------------
                                                 Number Of                     Paid-In-        Retained
                                                   Shares         Amount       Capital        (Deficit)         Total
                                                -------------     ------      -----------   -------------    --------

BALANCE, DECEMBER 12, 2000
         (Inception)                                       -     $     -       $       -       $       -       $       -

   Sale of Common Stock                            1,000,000       1,000           9,000               -          10,000

   Contribution of Services and Rent                       -           -           1,600               -           1,600

   Net (Loss)                                              -           -               -          (1,859)         (1,859)
                                                 -----------     -------       ---------      ----------       ---------

BALANCE, MARCH 31, 2001                            1,000,000       1,000          10,600          (1,859)          9,741

   Sale of Common Stock                               10,000          10             490               -             500

   Contributions of Services and Rent                      -           -           6,600               -           6,600

   Net (Loss)                                              -           -               -         (17,168)        (17,168)
                                                 -----------     -------       ---------      ----------       ---------

BALANCE, MARCH 31, 2002                            1,010,000       1,010          17,690         (19,027)           (327)

   Sale of Common Stock                              990,000         990          48,510               -          49,500

   Contributions of Services and Rent                      -           -           6,600               -           6,600

   Net (Loss)                                              -           -               -         (14,634)        (14,634)
                                                 -----------     -------       ---------      ----------       ---------

BALANCE, MARCH 31, 2003                            2,000,000     $ 2,000       $  72,800      $  (33,661)      $  41,139
                                                 ===========     =======       =========      ==========       =========

The accompanying notes are an integral
part of these financial statements.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

                                                                                                            December 12, 2000
                                                                                                              (Inception) to
                                                                    March 31,2003       March 31,2002         March 31, 2003
                                                                    -------------       -------------         --------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                          $  (14,634)          $  (17,168)         $  (33,661)
   Adjustments to Reconcile Net Loss to Net Cash
     From Operating Activities
       Contribution of Services and Rent                                    6,600                6,600              14,800
     Changes in Current Assets and Liabilities
       Accounts Receivable                                                    100                1,783                   -
       Inventory                                                              (78)              (3,804)            (26,432)
       Accrued Liabilities                                                 (4,248)               4,258                  10
                                                                       ----------           ----------          ----------

              NET CASH FLOW USED BY
                OPERATING ACTIVITIES                                      (12,260)              (8,331)            (45,283)
                                                                       ----------           ----------          ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Change in Stockholder Payable                                          (22,901)               6,996               2,252
   Proceeds from Sale of Common Stock                                      49,500                  500              60,000
                                                                       ----------           ----------          ----------

              NET CASH FLOW PROVIDED BY
                FINANCING ACTIVITES                                        26,599                7,496              62,252
                                                                       ----------           ----------          ----------

NET  INCREASE (DECREASE) IN CASH                                           14,339                 (835)             16,969

CASH AT BEGINNING OF PERIOD                                                 2,630                3,465                   -
                                                                       ----------           ----------          ----------

CASH AT END OF PERIOD                                                  $   16,969           $    2,630          $   16,969
                                                                       ==========           ==========          ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW  INFORMATION
   Cash Flow Information
     Cash Paid During the Period For:
       Interest                                                        $    1,602           $        -          $    1,602
                                                                       ==========           ==========          ==========
       Income Taxes                                                    $        -           $        -          $        -
                                                                       ==========           ==========          ==========

The accompanying notes are an integral
part of these financial statements.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 1: DEVELOPMENT STAGE COMPANY

Karrison Compagnie, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on December 12, 2000, to acquire antiques, collectibles, and home and office furnishings for resale through periodic local showroom sales and web site sales. The Company has been in the development stage since inception and is devoting substantially all of its efforts to financial planning, raising capital, purchasing inventory, marketing, and developing a local showroom. The Company also plans to sell its merchandise on the internet.

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

Accounts Receivable

Accounts receivable represents billed amounts uncollected prior to March 31, 2003 and 2002. The receivables are considered collectible and no provision for uncollectible accounts has been made.

Website Development Costs

The Company has plans to develop a website to sell its merchandise on the internet. In March 2000, the Emerging Issued Task Force reached a consensus on Issue No. 00–2, “Accounting for Website Development Costs.” For specific website development costs, the consensus states that the accounting should be based generally on the AICPA Statement of Position 98–1 (“SOP 98–1”), “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Under SOP 98–1, development costs are capitalized and amortized over the estimated useful life of the website. As of March 31, 2003 and 2002, the Company had incurred no costs associated with the development of its website.

(Continued)

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

MARCH 31, 2003 AND 2002

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is based on the weighted average number of common shares outstanding during each respective period. Common stock equivalents that would have had an anti-dilutive effect were excluded from the calculations.

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers cash in operating bank accounts, demand deposits, and cash on hand as cash and cash equivalents.

Inventory

Inventory consists of antiques, collectibles, and home and office furnishings and accessories stated at the lower of cost (principally specific identification) or market.

Financial Instruments

The Company’s financial instruments include cash, cash equivalents, and trade receivables. The carrying amounts of these financial instruments have been estimated by management to approximate fair value.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

MARCH 31, 2003 AND 2002

NOTE 3: RELATED PARY TRANSACTIONS

The Company’s current officer and director is also a shareholder of the Company. The following is a summary of transactions with officers and directors.

-    The current officer and director purchased 500,000 shares of the Company's common stock for $5,000 in January 2001 and an additional 325,000 shares in May 2002 for $16,250 as part of the public offering.

-    The current officer, director, and shareholder extended a 6% due on demand line of credit to the Company in the amount of
                      $50,000.  The amount payable on the line of credit was $2,252 and $25,153 at March 31, 2003 and 2002, respectively. Interest was expensed in the amount of $11 and $1,602 for the years ended March 31, 2003 and
                      2002.

-    The current officer, director, and shareholder provides space to house inventory and conduct business.  Amounts charged to expense for storage was $600 for each of the years ended March 31, 2003 and 2002.  The corresponding amounts were credited to additional paid-in-capital.

-    The current officer, director and shareholder does not receive a salary from the Company; however, the value of her services in the amount of $6,000 has been recorded as an expense of the Company for each of the years ended March 31, 2003 and 2002.  The corresponding amounts were credited to additional paid-in-capital.

                  - Sales were made to related parties in the amount of $11,898 for the year ended
                           March 31, 2002.

-    A close relative of the current officer and director purchased 49,000 of the Company's common shares as part of the public offering completed in May 2002 for $2,450.

NOTE 4: INCOME TAX

The Company’s statutory Federal tax rate is 15%. The statutory rate applied to the net loss before income tax expense amounted to $2,195 and $2,275 for the periods ended March 31, 2003 and 2002, respectively. There were no differences in book and tax income.

Due to the uncertainty regarding the levels of future earnings, the Company has recorded a valuation allowance of $4,750, an increase of $2,475 to reflect the estimated amount of deferred tax assets, which may not be realized, principally due to the expiration of net operating loss carry forwards beginning in 2021.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

MARCH 31, 2003 AND 2002

NOTE 6: MAJOR CUSTOMER

Approximately fifty-five percent (55%) of the Company’s revenue was generated from a single customer ( a related party) for the year ended March 31, 2002. For the period December 12, 2000 (Inception) to March 31, 2001, approximately sixty-two percent (62%) of the Company’s revenues came from one customer (also a related party).

NOTE 5: PUBLIC OFFERING

On February 14, 2002, the Company completed its public offering to sell 1,000,000 shares of its common stock. Sale of that stock was complete by May 10, 2002 with a net proceeds to the Company of $50,000.