Form 10KSB/A
period 2003-03-31
KARRISON COMPAGNIE INC
filed 2003-07-08
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
AMENDMENT #1

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

The aggregate market value of the voting stock held by non-affiliates of the Company on July 8, 2003, was $75,000.00.

As of July 8, 2003, the Company had 2,000,000 issued and outstanding shares of common stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table shows the ownership of the Company’s common stock by the Company’s officers and directors and by those persons known by the Company to be the beneficial owners of more than 5% of the Company’s common stock as of July 8, 2003. Unless otherwise indicated all shares are owned of record.

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

SIGNATURES

         In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of July, 2003.

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

Signature                                                                        Title    Date
---------                                                                        -----    ----

/s/ Karrison Nichols
Karrison Nichols                                                                 Director        July 8th, 2003

Date Filed: July 8, 2003                                                                                                                       SEC File 333-64474

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
July 8, 2003

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

CERTIFICATIONS

I, Karrison Nichols, President, Director, Chief Executive Officer and Principal Financial Officer of Karrison Compagnie, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Karrison Compagnie, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:          July 8, 2003

/s/ Karrison Nichols
Karrison Nichols, President,
Chief Executive Officer and
Principal Financial Officer