Form 10QSB
period 2003-06-30
KARRISON COMPAGNIE INC
filed 2003-08-08
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of June 30, 2003 the Company had 2,000,000 shares of Common Stock issued and outstanding.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

                                                                                      June 30,         March 31,
                                                                                       2003               2003
                                                                                ----------------       -------
                                                                                    (Unaudited)
CURRENT ASSETS
   Cash                                                                               $  17,115          $  16,969
   Inventories, at lower of cost
     (principally specific identification) or market                                     26,432           26,432
                                                                                      ---------          -------

              TOTAL CURRENT ASSETS                                                    $  43,547          $  43,401
                                                                                      =========          =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued Liabilities                                                                $   3,881          $      10
   Stockholder Payable                                                                    2,252              2,252
                                                                                      ---------          ---------

              TOTAL CURRENT LIABILITIES                                                   6,133              2,262
                                                                                      ---------          ---------

STOCKHOLDERS' EQUITY
   Common Stock $0.001 Par Value; Authorized 20,000,000 Shares;
     Issued and Outstanding 2,000,000 Shares                                              2,000              2,000
   Paid-In-Capital                                                                       74,450             72,800
   Deficit Accumulated during the Development Stage                                     (39,036)           (33,661)
                                                                                      ---------          ---------

              TOTAL STOCKHOLDERS' EQUITY                                                 37,414             41,139
                                                                                      ---------          ---------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                                              $  43,547          $43,401
                                                                                      =========          =======

The accompanying notes are an
integral part of these financial statements
F-1

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                            December 12, 2000
                                                                         For the Three Months Ended             (Inception) to
                                                                                   June 30,                     June 30, 2003
                                                                      ----------------------------------   ------------------
                                                                           2003                  2002
                                                                      ------------          ---------
REVENUES
   Antiques and Furnishings                                           $          -           $         -           $    23,158

COST OF REVENUES                                                                 -                     -                21,695
                                                                      ------------           -----------           -----------

              GROSS PROFIT                                                       -                     -                 1,463
                                                                       -----------           -----------           -----------

GENERAL AND ADMINISTRATIVE EXPENSES                                          5,429                 3,524                39,220
                                                                      ------------           -----------           -----------

              (LOSS) BEFORE OTHER INCOME
                  (EXPENSE) AND INCOME TAX                                  (5,429)               (3,524)              (37,757)
                                                                      ------------           -----------           -----------

OTHER INCOME (EXPENSE)
   Other Income                                                                200                     -                   480
   Interest Expense                                                           (146)                  (84)               (1,759)
                                                                      ------------           -----------           -----------

              TOTAL OTHER INCOME (EXPENSE)                                      54                   (84)               (1,279)
                                                                      ------------           -----------           -----------

              (LOSS) BEFORE INCOME TAX                                      (5,375)               (3,608)              (39,036)

INCOME TAX                                                                       -                     -                     -
                                                                      ------------           -----------           -----------

              NET LOSS                                                $     (5,375)          $    (3,608)          $   (39,036)
                                                                      ============           ===========           ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                                         2,000,000             1,531,250
                                                                      ============           ===========

(LOSS) PER COMMON SHARE                                                $     (.00)           $      (.00)
                                                                       ==========            ===========

The accompanying notes are an integral
part of these financial statements.
F-2

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                            December 12, 2000
                                                                          For the Three Months Ended            (Inception) to
                                                                                    June 30,                   June 30, 2003
                                                                       --------------------------------     ----------------
                                                                          2003                 2002
                                                                       ----------           -------

CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                          $   (5,375)          $   (3,608)          $  (39,036)
   Adjustments to Reconcile Net Loss to Net Cash
     From Operating Activities
       Contribution of Services and Rent                                    1,650                1,650               16,450
     Changes in Current Assets and Liabilities
       Inventory                                                                -                    -              (26,432)
       Accrued Liabilities                                                  3,871               (1,080)               3,881
                                                                       ----------           ----------           ----------

              NET CASH FLOW PROVIDED (USED)
                BY OPERATING ACTIVITIES                                       146               (3,038)             (45,137)
                                                                       ----------           ----------           ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in Stockholder Payable                                              -                    -               25,153
   Decrease in Stockholder Payable                                              -              (22,901)             (22,901)
   Proceeds from Sale of Common Stock                                           -               49,500               60,000
                                                                       ----------           ----------           ----------

              NET CASH FLOW PROVIDED BY
                FINANCING ACTIVITES                                             -               26,599               62,252
                                                                       ----------           ----------           ----------

NET INCREASE IN CASH                                                          146               23,561               17,115

CASH AT BEGINNING OF PERIOD                                                16,969                2,630                    -
                                                                       ----------           ----------           ----------

CASH AT END OF PERIOD                                                  $   17,115           $   26,191           $   17,115
                                                                       ==========           ==========           ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW  INFORMATION
   Cash Flow Information
     Cash Paid During the Period For:
       Interest                                                        $        -           $    1,602           $    1,757
                                                                       ==========           ==========           ==========
       Income Taxes                                                    $        -           $         -          $        -
                                                                       ==========           ===========          ==========

|

The accompanying notes are an integral
part of these financial statements.
F-3

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

|
JUNE 30, 2003

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of Karrison Compagnie, Inc. for the year ended March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

NOTE 2: PUBLIC OFFERING

On May 10, 2002, the Company completed its public offering and sold 1,000,000 shares of its common stock. Net proceeds to the Company were $50,000.

F-4

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Revenue: During the three months ended June 30, 2003, we generated $0 in revenue from sales as compared to $0 for the three months ended June 30, 2002. We conducted no auctions or other sales during the three month period ending June 30, 2003.

Expenses: During the three months ending June 30, 2003, we incurred $5,429 in expenses compared to $3,524 for the three months ending June 30, 2002. The $1,905 increase was primarily due to general administrative expenses.

Net Loss: During the three months ending June 30, 2003, we generated $5,375 in losses as compared to $3,608 for the three months ending June 30, 2002. The $1,767 increase in losses was primarily due to the fact that we conducted no auctions or other sales during the three month period ending December 31, 2002 and, therefore, did not generate any revenues during this period.

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

We have signed a note with Ms. Nichols where she may loan up to $50,000 to our company, although Ms. Nichols can choose whether or not she wants to make additional advances under this note. The loan balance as of June 30, 2003 is $2,252 Other than this potential right to borrow from Ms. Nichols, we have no other external sources of financing available. However, the nature of our business is that with only a small amount of money, we can continue in business and even potentially grow. This is because, due to the previous loan from our shareholder, we have some inventory that we can sell. If we are able to sell this inventory at a profit, we will generate more money that can be invested in inventory, potentially exponentially increasing our asset base. Although financing derived from the sale of our shares can accelerate our growth, because we have only minimal expenses, we can survive with little or no additional financing.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

See attached.

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2003.

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 8, 2003

/s/ Karrison Nichols
Karrison Nichols, President,
Chief Executive Officer and
Principal Financial Officer