Form 10QSB
period 2003-09-30
KARRISON COMPAGNIE INC
filed 2003-11-12
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003 the Company had 2,000,000 shares of Common Stock issued and outstanding.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS

                                                                                  September 30,           March 31,
                                                                                       2003               2003
                                                                                    (Unaudited)
CURRENT ASSETS
   Cash                                                                               $  13,514          $  16,969
   Inventories, at Lower of Cost
     (principally specific identification) or Market                                     26,432             26,432

              TOTAL CURRENT ASSETS                                                    $  39,946          $  43,401

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued Liabilities                                                                $   1,517          $      10
   Stockholder Payable                                                                    2,252              2,252

              TOTAL CURRENT LIABILITIES                                                   3,769              2,262

STOCKHOLDERS' EQUITY
   Common Stock $0.001 Par Value; Authorized 20,000,000 Shares;
     Issued and Outstanding and 2,000,000 Shares                                          2,000              2,000
   Paid-In-Capital                                                                       76,100             72,800
   Deficit Accumulated during the Development Stage                                     (41,923)           (33,661)

              TOTAL STOCKHOLDERS' EQUITY                                                 36,177             41,139

              TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                               $  39,946          $  43,401

The accompanying notes are an
integral part of these financial statements
F-1

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                                                                December 12, 2000
                                                   Three Months Ended                  Six Months Ended             (Inception) to
                                                        September 30,                     September 30,             September 30,
                                                     2003            2002              2003           2002               2003
         REVENUES
         Antiques and Furnishings                $         -     $          -      $         -    $           -      $    23,158

     COST OF REVENUES                                      -                -                -                -           21,695

                           GROSS PROFIT                    -               -                 -                -            1,463

     GENERAL AND
        ADMINISTRATIVE EXPENSES                        2,931           4,769             8,360          8,293             42,151

              (LOSS) BEFORE OTHER
                INCOME (EXPENSE) AND
                INCOME TAX                            (2,931)         (4,769)           (8,360)         (8,293)          (40,688)

     OTHER INCOME (EXPENSE)
         Other Income                                    80              -                 280               -                560
         Interest Expense                               (36)             (35)             (182)          (119)            (1,795)

              TOTAL OTHER
                INCOME (EXPENSE)                          44             (35)               98           (119)            (1,235)

              (LOSS) BEFORE
                  INCOME TAX                         (2,887)          (4,804)           (8,262)        (8,412)           (41,923)

     INCOME TAX                                           -                -                   -              -                  -

              NET LOSS                           $   (2,887)     $    (4,804)      $    (8,262)   $     (8,412)           (41,923)

     WEIGHTED AVERAGE NUMBER
         OF COMMON SHARES                        2,000,000       2,000,000            2,000,000      1,732,142

     (LOSS) PER COMMON SHARE                     $      (.00)    $      (.00)      $      (.00)   $        (.00)

The accompanying notes are an integral
part of these financial statements.
F-2

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                    December 12, 2000
                                                                        Six Months Ended                (Inception) to
                                                                           September 30,                September 30,
                                                                         2003            2002                2003
CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                          $   (8,262)    $  (8,412)          $  (41,923)
   Adjustments to Reconcile Net Loss to Net Cash
     From Operating Activities
       Contribution of Services and Rent                                    3,300        3,300                18,100
     Changes in Current Assets and Liabilities
       Inventory                                                                -              -             (26,432)
       Accrued Liabilities                                                  1,507        (2,890)               1,517

              NET CASH FLOW USED BY
                OPERATING ACTIVITIES                                       (3,455)       (8,002)             (48,738)

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in Stockholder Payable                                              -              -              25,153
   Decrease in Stockholders Payable                                             -       (22,901)             (22,901)
   Proceeds from Sale of Common Stock                                           -        49,500               60,000

              NET CASH FLOW PROVIDED BY
                FINANCING ACTIVITIES                                            -        26,599               62,252

NET INCREASE (DECREASE) IN CASH                                            (3,455)       18,597               13,514

CASH AT BEGINNING OF PERIOD                                                16,969         2,630                    -

CASH AT END OF PERIOD                                                  $   13,514     $  21,227           $   13,514

SUPPLEMENTAL SCHEDULE OF CASH FLOW  INFORMATION
   Cash Flow Information
     Cash Paid During the Period For:
       Interest                                                        $        -     $    1,602          $    1,757
       Income Taxes                                                    $        -     $        -          $        -

The accompanying notes are an integral
part of these financial statements.
F-3

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2003

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of Karrison Compagnie, Inc. for the year ended March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending March 31, 2004.

NOTE 2: PUBLIC OFFERING

On May 10, 2002, the Company completed its public offering and sold 1,000,000 shares of its common stock. Net proceeds to the Company were $50,000.

F-4

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Revenue: During the three months ended September 30, 2003, we generated $0 in revenue from sales as compared to $0 for the three months ended September 30, 2002. We conducted no auctions or other sales during the three month period ending September 30, 2003.

Expenses: During the three months ending September 30, 2003, we incurred $2,931 in expenses compared to $4,769 for the three months ending September 30, 2002. The $1,838 decrease was primarily due to general administrative expenses.

Net Loss: During the three months ending September 30, 2003, we generated $2,887 in losses as compared to $4,804 for the three months ending September 30, 2002. The $1,917 decrease in losses was primarily due to general administrative expenses.

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

We have signed a note with Ms. Nichols where she may loan up to $50,000 to our company, although Ms. Nichols can choose whether or not she wants to make additional advances under this note. The loan balance as of September 30, 2003 is $2,252 Other than this potential right to borrow from Ms. Nichols, we have no other external sources of financing available. However, the nature of our business is that with only a small amount of money, we can continue in business and even potentially grow. This is because, due to the previous loan from our shareholder, we have some inventory that we can sell. If we are able to sell this inventory at a profit, we will generate more money that can be invested in inventory, potentially exponentially increasing our asset base. Although financing derived from the sale of our shares can accelerate our growth, because we have only minimal expenses, we can survive with little or no additional financing.

PART II

1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

See attached.

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 2003.

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

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

Date: November 12, 2003.

/s/ Karrison Nichols
Karrison Nichols, President,
Chief Executive Officer and
Principal Financial Officer