Form 10QSB/A
period 2003-09-30
KARRISON COMPAGNIE INC
filed 2003-12-03
CIK 1143997

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of December, 2003.

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

Date: December 3, 2003.

/s/ Karrison Nichols
Karrison Nichols, President,
Chief Executive Officer and
Principal Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
KARRISON COMPAGNIE, INC.
PURSUANT TO 18 U.S.C. SECTION 1350

I hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-QSB of Karrison Compagnie, Inc. for the period ending September 30, 2003:

(1) complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material aspects, the financial condition and results of operations of Karrison Compagnie, Inc.

Date: December 3, 2003

/s/ Karrison Nichols
Karrison Nichols, President,
Chief Executive Officer and
Principal Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Karrison Compagnie, Inc. and will be retained by Karrison Compagnie, Inc. and furnished to the Securities and Exchange Commission upon request.