Form 10QSB
period 2003-12-31
KARRISON COMPAGNIE INC
filed 2004-02-13
CIK 1143997

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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
--------------------------------------------
(Address of principal executive offices) (Zip Code)

(214) 220-0690
--------------
(Registrant's telephone number, including area code)

N/A
-------------------------------------------------------
(Former name, former address and former fiscal year,
if changed since last report)

As of December 31, 2003 the Company had 2,000,000 shares of Common Stock issued and outstanding.

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

                                                                             December 31,                  March 31,
                                                                                  2003                        2003
                                                                            ----------------              -------------
                                                                             (Unaudited)
CURRENT ASSETS
   Cash                                                                     $          6,126              $      16,969
   Accounts Receivable - Stockholder                                                   2,490                          -
   Inventories, at lower cost
     (principally specific identification or market)                                       -                     26,432
                                                                            ----------------              -------------

               TOTAL CURRENT ASSETS                                         $          8,616              $      43,401
                                                                            ================              =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accrued Liabilities                                                      $          3,786              $          10
   Stockholder Payable                                                                     -                      2,252
                                                                            ----------------              -------------

               TOTAL CURRENT LIABILITIES                                               3,786                      2,262
                                                                            ----------------              -------------

STOCKHOLDERS' EQUITY
   Common Stock $0.001 Par Value; Authorized 20,000,000
     Shares; Issued and Outstanding 2,000,000 Shares                                   2,000                      2,000
   Paid-In-Capital                                                                    58,000                     72,800
   Deficit Accumulated During the Development Stage                                  (55,170)                   (33,661)
                                                                            ----------------              -------------

               TOTAL STOCKHOLDERS' EQUITY                                              4,830                     41,139
                                                                            ----------------              -------------

               TOTAL LIABILITIES AND STOCKHOLDERS'
                  EQUITY                                                    $          8,616              $      43,401
                                                                            ================              =============

The accompanying notes are an
integral part of these financial statements
F-1

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                                                                       December 12,2000
                                            Three Months Ended           Nine Months Ended              (Inception) to
                                                December 31,               December 31,                  December 31,
                                       ---------------------------   ------------------------     ----------------------
                                               2003          2002         2003          2002                   2003
                                    ------------   ------------  ----------   ------------     ----------------------
REVENUE
  Antiques and Furnishings             $      26,432  $         -   $   26,432   $          -           $        49,590

COST OF REVENUE                              26,450              -      26,450              -                    48,145
                                       ------------   ------------  ----------   ------------           ---------------

        GROSS PROFIT (LOSS)                      (18)           -          (18)             -                     1,445
                                       -------------  -----------   ----------   ------------           ---------------

GENERAL AND
  ADMINISTRATIVE
  EXPENSES                                    13,960        3,295       22,321         11,588                    56,112
                                       -------------  -----------   ----------   ------------            --------------

        (LOSS) BEFORE OTHER
           EXPENSE AND
           INCOME TAX                       (13,978)        (3,295)    (22,339)       (11,588)                  (54,667)
                                       ------------   ------------  ----------    -----------            --------------

OTHER INCOME (EXPENSE)
   Other Income                                  780             -       1,060              -                     1,340
  Interest Expense                               (48)          (36)       (230)          (155)                   (1,843)
                                       -------------  ------------    --------    ------------           ---------------
           TOTAL OTHER
            INCOME (EXPENSE)                    732            (36)        830           (155)                      (503)
                                       ------------   ------------  ----------    -----------            ---------------

        (LOSS) BEFORE
           INCOME TAX                        (13,246)      (3,331)     (21,509)       (11,743)                   (55,170)

INCOME TAX                                         -             -              -            -                         -
                                         ------------    ---------     ---------     ---------             --------------

        NET LOSS                        $    (13,246) $     (3,331) $  (21,509)   $   (11,743)           $       (55,170)
                                        ============  ============  ==========    ===========            ===============

WEIGHTED AVERAGE
   NUMBER OF COMMON
   SHARES                                  2,000,000  2,000,000      2,000,000      1,812,500
                                        ============  =========---   =========    ===========

(LOSS) PER COMMON
   SHARE                                $      (.01)  $      (.00)   $     (.01)  $      (.01)
                                        ===========   ===========    ==========   ===========

The accompanying notes are an integral
part of these financial statements.
F-2

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                 December 12, 2002
                                                                  Nine Months Ended                 (Inception) to
                                                                      December 31,                  December 31,
                                                                -------------------------          -----------------
                                                                   2003          2002                     2003
                                                                -----------  ------------          -----------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net (Loss)                                                   $   (21,509) $    (11,743)                   (55,170)
   Adjustment to Reconcile Net Loss to Net
     Cash From Operating Activities
       Contribution of Services and Rent                              4,950         4,950                     19,750
   Changes in Current Assets and Liabilities
     Accounts Receivable - Shareholder                               (2,490)          100                     (2,490)
     Inventory                                                       26,432           (79)                         -
     Accrued Liabilities                                              3,776        (1,278)                     3,786
                                                                -----------  ------------          -----------------

           NET CASH FLOW USED BY
             OPERATING ACTIVITIES                                    11,159        (8,050)                   (34,124)
                                                                -----------  ------------          -----------------

CASH FLOW FROM FINANCING ACTIVITIES
   Increase in Stockholder Payable                                        -             -                     25,153
   Decrease in Stockholder Payable                                        -       (22,901)                   (25,153)
   Proceeds from Sale of Common Stock                                     -        49,500                     60,000
   Return of Capital to Stockholders                                (19,750)            -                    (19,750)
                                                                -----------  ------------          -----------------

            NET CASH FLOW PROVIDED
             BY FINANCING ACTIVITIES                                (22,002)       26,599                     40,250
                                                                -----------  ------------          -----------------

NET INCREASE (DECREASE) IN CASH                                     (10,843)       18,549                      6,126

CASH AT BEGINNING OF PERIOD                                          16,969         2,630                          -
                                                                -----------   -----------          -----------------

CASH AT END OF PERIOD                                           $     6,126   $    21,179          $           6,126
                                                                ===========   ===========          =================

SUPPLEMENTAL SCHEDULE OF
   CASH FLOW INFORMATION
   Cash Flow Information
     Cash Paid During the Period For:
       Interest                                                 $        11   $       155          $           1,613
                                                                ===========   ===========          =================
       Income Taxes                                             $         -   $         -          $               -
                                                                ===========   ===========          =================

The accompanying notes are an
integral part of these financial statements.
F-3

KARRISON COMPAGNIE, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

DECEMBER 31, 2003

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulations S-X. They do not include all information and notes required by generally accepted accounting principals for complete financial statements. However, except as disclosed, there has been no material change in the information disclosed in the notes to financial statements included in the Annual Report on Form 10-K of Karrison Compagnie, Inc. for the year ended March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004

NOTE 2: PUBLIC OFFERING

On May 10, 2002, the Company completed its public offering and sold 1,000,000 shares of its common stock. Net proceeds to the Company were $49,500.

3: SALE OF INVENTORY TO RELATED PARTY

On December 29, 2003, a company controlled by the spouse of the controlling stockholder and the controlling stockholder collectively purchased the inventory of the Company at its original cost, for an aggregate price of $28,613. The transaction is summarized as follows:

                      Inventory Value                      $   26,432
                      Sales Tax                                 2,181
                                                           ----------

                            Purchase Price                     28,613

                      Less: Cash Collected
                        On December 29, 2003                   26,123
                                                           ----------

                      Receivable from Stockholder          $    2,490
                                                           ==========

The proceeds from the sale of the inventory were used to pay legal and bookkeeping fees, stockholder payable and used to refund $19,750 of capital contributions.

F-4

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Revenue: During the three months ended December 31, 2003, we generated $26,432 in revenue from sales as compared to $0 for the three months ended December 31, 2002. We liquidated our inventory on December 29, 2003 and therefore had no inventory ending December 31, 2003.

Expenses: During the three months ending December 31, 2003, we incurred $13,978 in expenses compared to $3,295 for the three months ending December 31, 2002. The $10,683 increase was primarily due to general administrative and accounting expenses.

Net Loss: During the three months ending December 31, 2003, we generated $13,246 in losses as compared to $3,331 for the three months ending December 31, 2002. The $1,917 decrease in losses was primarily due to general administrative and accounting expenses.

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

We have signed a note with Ms. Nichols where she may loan up to $50,000 to our company, although Ms. Nichols can choose whether or not she wants to make additional advances under this note. The loan balance as of December 31, 2003 is $0 Other than this potential right to borrow from Ms. Nichols, we have no other external sources of financing available. However, the nature of our business is that with only a small amount of money, we can continue in business and even potentially grow. Although financing derived from the sale of our shares can accelerate our growth, because we have only minimal expenses, we can survive with little or no additional financing.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

See attached.

(B) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of February, 2004.

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

Date: February 13, 2004.

/s/ Karrison Nichols
Karrison Nichols, President,
Chief Executive Officer and
Principal Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

KARRISON COMPAGNIE, INC.

PURSUANT TO 18 U.S.C. SECTION 1350

I hereby certify that, to the best of my knowledge, the Quarterly Report on Form 10-QSB of Karrison Compagnie, Inc. for the period ending December 31, 2003:

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