Form 10KSB
period 2004-03-31
AMERICAN FIDELITY FINANCIAL SERVICES INC
filed 2004-07-19
CIK 1143997

UNITED STATES SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                 March 31, 2004

                           Commission File #000-50606

                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                                   75-2912201
                       (IRS Employer Identification Number)

                   10200 Daradale Ave., Baton Rouge, LA  70816
               (Address of principal executive offices)(Zip Code)

                                 (225) 292-7000
                (Registrant's telephone no., including area code)

    (Former name, former address and former fiscal year, if changed since last report)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

Number of shares of the registrant's common stock outstanding as of July 14, 2004 was 10,000,000.

                                TABLE OF CONTENTS



                                     PART I

Item 1.     Description of Business                                           3

Item 2.     Properties                                                        4

Item 3.     Legal Proceedings                                                 4

Item 4.     Submission of Matters to a Vote of Security Holders               4


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           5

Item 6.     Management's Discussion and Analysis or Plan of Operations        6

Item 7.     Financial Statements                                            F-1

Item 8.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              9

Item 8A.    Controls and Procedures

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                10

Item 10.    Executive Compensation                                           11

Item 11.    Security Ownership of Certain Beneficial Owners and Management   12

Item 12.    Certain Relationships and Related Transactions                   13

Item 13.    Exhibits and Reports on Form 8-K                                 13

Item 14.    Principal Accountant Fees and Services                           14

SIGNATURES                                                                   15

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT AMERICAN FIDELITY

American Fidelity Financial Services, Inc. ("American Fidelity" or "Company"), a Nevada Corporation, was organized on December 12, 2000 under the name Karrison Compagnie, Inc. Effective April 1, 2004, the Company entered into an agreement and Plan of Reorganization whereby the Company agreed to acquire all of the issued and outstanding shares of American Fidelity, Inc. Concurrent with this agreement, the name of the company was changed to American Fidelity Financial Services, Inc. The Company is located at 10200 Daradale Ave., Baton Rouge, LA 70816. The Company's website can be viewed at www.AmericanFidelity.com.
                                               ------------------------
American  Fidelity  is  a  publicly  traded company listed on the OTC Electronic
Bulletin  Board  under  the  symbol  "AFFS".

BUSINESS STRATEGY

American Fidelity, one of the nation's leading independent residential mortgage lender and loan services providers. The company can make first and second mortgage loans, refinance current mortgages, and issue home equity lines of credit through its loan production divisions. American Fidelity is a full-service mortgage banker that services both consumers and mortgage brokers.

Additionally, American Fidelity provides the very best in both retail and wholesale lending services. Their online systems offer to both families seeking to purchase or refinance their home and brokers who are seeking to provide quality loan services to their clientele.

American Fidelity can assist consumers and mortgage brokers in 31 states with additional licenses pending in 5 more states. American Fidelity's corporate headquarters are located in Baton Rouge, Louisiana with a total of 10 branches in Louisiana, Texas, Nevada, California, Florida, Georgia and Washington. American Fidelity offers both wholesale and retail lending services.

RISK FACTORS

GOING CONCERN RISK

The company had and could have losses, deficits and deficiencies in liquidity, which could impair its ability to continue as a going concern.

In Note #2 to the consolidated financial statements, the independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern since the Company was a Corporation in the development stage and had limited operations and resources though March 31, 2004. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended March 31, 2004 and 2003, the Company reported net losses and negative cash flows from operations as follows:

                               2004               2003
                           ------------       -----------
Net loss                   $ 24,340              $14,634


The Company's management developed a plan to address liquidity issues and as part of this plan completed an acquisition of American Fidelity, Inc. effective April 1, 2004. Additional plans to deal with going concern issues include expansion of the residential mortgage lending activities of American Fidelity, Inc. ("AFI") and to raise equity through investors.

There can be no assurances that the Company will be able to raise adequate short-term capital to expand its current operations or that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, as follows:

- The Company's ability to obtain adequate sources of funding to allow it to expand the operations of American Fidelity. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

- The ability of the Company to ultimately achieve adequate profitability and positive cash flows to sustain its operations.


RECENT  FINANCING

None

EMPLOYEES

As of March 31, 2004, American Fidelity had 0 full-time employees, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.

ITEM  2.  DESCRIPTION  OF  PROPERTY

American Fidelity's principal executive offices are located at 10200 Daradale Ave., Baton Rouge, LA 70816 in approximately 10,000 square feet of office space that is owned by the Company. We believe that our offices are adequate for our present and future needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any pending legal proceeding nor is any of its property the subject of any pending legal proceeding. The Company is not aware of any proceeding that a governmental authority is contemplating.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Stockholder Meeting on February 16, 2004 at the former offices of the Company located at 2603 Fairmont, Suite 100, Dallas, Texas 75201 at 2:00 PM CST,

Randall A. Gomez was added as a new Director to serve until his death, resignation, retirement, removal, disqualification, or until his successor shall have been elected and qualified.

Votes representing 1,187,500 shares were cast for and 0 shares against the approval to reverse split the issued and outstanding shares of common stock of the Company on the basis of 1 share for every 2 shares held. This split reduced the number of shares outstanding from 2,000,000 shares to 825,000 shares.

Votes representing 1,187,500 shares were cast for and 0 shares against on the approval to amend Article Three and add Articles Thirteen and Fourteen to the Articles of Incorporation with a general description of the changes being as follows:

(i) Article Three of our Articles of Incorporation was amended to confirm our existing capital structure, notwithstanding the 1 share for 2 shares reverse split or any other potential reverse or forward split of our common stock.

(ii) A new Article Thirteen was added to our Articles of Incorporation providing the Board of Directors, without the consent of shareholders, may adopt any recapitalization affecting the outstanding securities of the Corporation by affecting a forward or reverse split of all the outstanding securities of the Corporation, with appropriate adjustments to the Corporation's capital accounts.

(ii) A new Article Fourteen was added to our Articles of Incorporation providing that the Board of Directors shall have the right to change the name of the Corporation without shareholder approval to a name that reflects the industry or business in which the Corporation's business operations are conducted or to a name that will promote or conform to any principal product, technology or other asset of the Corporation that the Board of Directors, in its sole discretion, deems appropriate.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2002, 2003 and the first quarter of 2004. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.



                                                  Period          High             Low
                                                 --------        ------           -----
                                                   2002

Third Quarter                                                    .7125           .075
Fourth Quarter                                                  1.8125           .7125

                                                   2003

First Quarter                                                   1.625            .5
Second Quarter                                                  1.25             .3
Third Quarter                                                   1.25             .3
Fourth Quarter                                                  2.525           1.375

                                                   2004

First Quarter                                                   5.125            .875

The bid price of our common stock was $1.05 per share on July 14, 2004 and had approximately 64 certificate shareholders of record as of July 14, 2004.

The Company has never paid dividends and do not expect to declare any in the foreseeable future. Instead, the Company expects to retain all earnings for growth.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS FOR FISCAL YEAR ENDED MARCH 31,
2004


                       Number of Securities to   Weighted-average price     Number of Securities
                       be issued upon exercise   of outstanding options     remaining available for
                       of outstanding options,   warrants and rights        future issuance under
                       warrants and rights                                  equity compensation
                                                                            plans(excluding
                                                                            securities reflected in
                                                                            column (a))
                       ------------------------  -----------------------  ------------------------
                                 (a)                       (b)                      (c)
                       ------------------------  -----------------------  ------------------------
Equity compensation
plans approved by                  -0-                      -0-                       -0-
security holders
---------------------  ------------------------  -----------------------  ------------------------
Equity compensation
plans not approved by              -0-                      -0-                       -0-
security holders
---------------------  ------------------------  -----------------------  ------------------------
TOTAL                              -0-                      -0-                       -0-
---------------------  ------------------------  -----------------------  ------------------------


For information relating to the equity compensation plan, reference is made to footnote 11 to our Financial Statements, Stock Holders Equity.

OUR TRANSFER AGENT IS:

Karrison Compagnie
2603 Fairmont St, #100
Dallas, TX 75201

DIVIDENDS

We presently intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

                                     PART II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

FORWARD-LOOKING INFORMATION-GENERAL

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, its dependence on certain key personnel within the Company, and its ability to raise additional capital. There are many companies participating in the mortgage industry, many with resources greater than the Company. The Company believes that it will be able to compete in this environment; however, it is not possible to predict competition or the effect this will have on the Company's operations. The Company's operations are also significantly affected by factors, which are outside the control of the Company, including governmental regulations. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

GENERAL

American Fidelity Financial Services, Inc. ("American Fidelity" or "Company"), a Nevada corporation, was organized on December 12, 2000 under the name Karrison Compagnie, Inc. American Fidelity is located at 10200 Daradale Ave., Baton
Rouge, LA 70816. American Fidelity's company website can be viewed at www.AmericanFidelity.com.

American  Fidelity  is  a  publicly  traded company listed on the OTC Electronic
Bulletin  Board  under  the  symbol  "AFFS".

American Fidelity, one of the nation's leading independent residential mortgage lender and loan services providers, can make first and second mortgage loans, refinance current mortgages, and issue home equity lines of credit through its loan production divisions. American Fidelity is a full-service mortgage banker that specializes in both consumer and mortgage brokers.

Additionally, American Fidelity provides both retail and wholesale lending services. Their online systems offer services to both families seeking to purchase or refinance their home and brokers who are seeking to provide quality loan services to their clientele.

American Fidelity can assist consumers and mortgage brokers in 31 states with additional licenses pending in 5 more states. American Fidelity's corporate headquarters are located in Baton Rouge, Louisiana with a total of 10 branches in Louisiana, Texas, Nevada, California, Florida, Georgia, and Washington. American Fidelity offers both wholesale and retail lending services.

RESULTS OF OPERATIONS

The Company accumulated net losses in the development stage of $59,001 for the period from inception, December 12, 2000 to March 31, 2004. In order to address these issues in the first part of the plan, the Company conducted a shareholder meeting and shareholders approved a 1 share for 2 share reverse split. Additionally, the Company entered into an agreement and Plan of Reorganization (the "Agreement") whereby the Company agreed to acquire all of the issued and outstanding shares of American Fidelity, Inc. ("AFI") in exchange for 9,2000,000 restricted common shares. Concurrent with this Agreement, the name of the Company was changed to American Fidelity Financial Services, Inc. and the
Company  ceased  its  current  business  of  buying  and  selling  antiques.

LIQUIDITY AND CAPITAL RESOURCES

In Note # 2 to the financial statements, the independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern. However, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company was at March 31, 2004, a shell company which had limited operations and resources. The Company has accumulated net losses in the development stage of $59,001 for the period from inception, December 12, 2000, to March 31, 2004. Additionally, effective April 1, 2004, the Company entered into a merger agreement with a company that has going-concern issues. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Company management has plans to deal with going concern issues that include expansion of the residential mortgage lending activities of American Fidelity, Inc. ("AFI") and a possible look to outside investors.

There can be no assurances that the Company will be able to raise adequate short-term capital to expand its current operations or that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, as follows:

- The Company's ability to obtain adequate sources of funding to allow it to expand the operations of AFI. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

- The ability of the Company to ultimately achieve adequate profitability and positive cash flows to sustain its operations.


OFF  BALANCE  SHEET  ARRANGEMENT

During the year ended March 31, 2004, the Company had no off balance sheet arrangements.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the company are set forth beginning on page F-1.


                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)



                              FINANCIAL STATEMENTS
         WITH REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
              FOR THE YEAR ENDED MARCH 31, 2004 AND FOR THE PERIODS
              FROM INCEPTION, DECEMBER 12, 2000, TO MARCH 31, 2004



          AMERICAN FIDELITY FINANCIAL SERVICES, INC.
          (A CORPORATION IN THE DEVELOPMENT STAGE)
                      TABLE OF CONTENTS


                                                           PAGE
                                                           ----
Reports of Independent Registered Public Accounting Firms  F-3

Financial Statements:

  Balance Sheet as of March 31, 2004                       F-4

  Statement of Operations for the years ended March 31,
    2004 and 2003 and for the period from inception,
    December 12, 2000, to March 31, 2004                   F-5

  Statement of Stockholders' Equity for years
    ended March 31, 2004 and 2003 and for the period from
    inception, December 12, 2000, to March 31, 2004        F-6

  Statement of Cash Flows for the years ended March 31,
    2004 and 2003 and for the period from inception,
    December 12, 2000, to March 31, 2004                   F-8

Notes to Financial Statements                              F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To  the  Stockholders  and  Directors
American  Fidelity  Financial  Services,  Inc.


We have audited the accompanying balance sheet of American Fidelity Financial Services, Inc. (a corporation in the development stage, formerly Karrison Compagnie, Inc.) as of March 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2004 and for the period from inception, December 12, 2000, to March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Fidelity Financial Services, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the year then ended and for the periods from inception, August 13, 2002, to March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 2, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/  Ham,  Langston  &  Brezina,  L.L.P.



June  28,  2004
Houston,  Texas

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------





Stockholders and Board of Directors
Karrison Compagnie, Inc.
Dallas, Texas 75201

We have audited the accompanying statements of operations, stockholders' equity (deficit) and cash flows of American Fidelity Financial Services, Inc. (a development stage company formerly known as Karrison Compagnie, Inc.) for the years ended March 31, 2003 and for the period from December 12, 2000 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Fidelity Financial Services, Inc. for the year ended March 31, 2003 and for the period from December 12, 2000 (Inception) to March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




Killman, Murrell & Co., P.C.
Dallas, Texas
May 14, 2003


          AMERICAN FIDELITY FINANCIAL SERVICES, INC.
           (A CORPORATION IN THE DEVELOPMENT STAGE)
                         BALANCE SHEET
                        MARCH 31, 2004



     ASSETS
---------------
Current assets:
  Cash and cash equivalents                            $  2,555
                                                       ---------

      Total current assets                             $  2,555
                                                       =========



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accrued liabilities                                  $    215
                                                       ---------

  Total current liabilities                                 215
                                                       ---------

Commitment and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 2,000,000 shares issued and
    outstanding                                           2,000
  Additional paid-in capital                             59,341
  Losses accumulated during the development stage       (59,001)
                                                       ---------

  Total stockholders' equity                              2,340
                                                       ---------

  Total liabilities and stockholders' equity           $  2,555
                                                       =========



                   The accompanying notes are an integral part
                          of the financial statements.
                                       F-5


                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENT OF OPERATIONS
         FOR THE YEARS ENDER MARCH 31, 2004 AND 2003 AND FOR THE PERIOD
              FROM INCEPTION, DECEMBER 12, 2000, TO MARCH 31, 2004


                                                                         INCEPTION
                                                      YEAR ENDED            TO
                                                       MARCH 31,         MARCH 31,
                                             2004                   2003           2004
                                     ---------------------  --------------------  -------
Loss from operation of discontinued
  antique furniture business         $             24,340   $            14,634   $ 59,001
                                     ---------------------  --------------------  --------

  Net loss                           $            (24,340)  $           (14,634)  $(59,001)
                                     =====================  ====================  ========

Weighted average shares outstanding             2,000,000             1,855,769
                                     =====================  ====================

Net loss per common share -
  basic and diluted                  $              (0.01)   $           (0.01)
                                     =====================  ====================



                  The accompanying notes are an integral part
                          of the financial statements.
                                      F-6


                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIOD FROM
                  INCEPTION, AUGUST 13, 2002, TO MARCH 31, 2004


                                                                     LOSSES
                                                                   ACCUMULATED
                                      COMMON  STOCK     ADDITIONAL DURING THE
                                    -------------------  PAID-IN   DEVELOPMENT
                                     SHARES    AMOUNT    CAPITAL     STAGE      TOTAL
                                    ---------  -------  --------  ---------  ---------
Balance at inception, December 12,
  2000                                      -  $     -  $      -  $      -   $      -

Sale of common stock                1,000,000    1,000     9,000         -     10,000

Contribution of services and rent           -        -     1,600         -      1,600

Net loss                                    -        -         -    (1,859)    (1,859)
                                    ---------  -------  --------  ---------  ---------

Balance at March 31, 2001           1,000,000    1,000    10,600    (1,859)     9,741

Sale of common stock                   10,000       10       490         -        500

Contribution of services and rent           -        -     6,600         -      6,600

Net loss                                    -        -         -   (17,168)   (17,168)
                                    ---------  -------  --------  ---------  ---------

Balance at March 31, 2002           1,010,000    1,010    17,690   (19,027)      (327)

Sale of common stock                  990,000      990    48,510         -     49,500

Contribution of services and rent           -        -     6,600         -      6,600

Net loss                                    -        -         -   (14,634)   (14,634)
                                    ---------  -------  --------  ---------  ---------

Balance at March 31, 2003           2,000,000  $ 2,000  $ 72,800  $(33,661)  $ 41,139
                                    ---------  -------  --------  ---------  ---------



                   The accompanying notes are an integral part
                          of the financial statements.
                                       F-7


                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                        STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE YEAR ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIOD FROM
                INCEPTION, DECEMBER 12, 2000, TO MARCH 31, 2004


                                                                     LOSSES
                                                                   ACCUMULATED
                                      COMMON  STOCK     ADDITIONAL DURING THE
                                    -------------------  PAID-IN   DEVELOPMENT
                                     SHARES    AMOUNT    CAPITAL     STAGE      TOTAL
                                    ---------  -------  --------  ---------  ---------
Balance at March 31, 2003          2,000,000  $ 2,000  $ 72,800   $(33,661)  $ 41,139

Contribution of services and rent          -        -     6,600          -      6,600

Cash contribution                          -        -    26,123          -     26,123

Distribution to stockholders               -        -   (46,182)         -    (46,182)

Net loss                                   -        -         -    (25,340)   (25,340)
                                   ---------  -------  ---------  ---------  ---------

Balance at March 31, 2004          2,000,000  $ 2,000  $ 59,341   $(59,001)  $  2,340
                                   =========  =======  =========  =========  =========






                   The accompanying notes are an integral part
                          of the financial statements.
                                       F-8


                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                            STATEMENT OF CASH FLOWS
      FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 AND FOR THE PERIODS FROM
                INCEPTION, DECEMBER 12, 2000, TO MARCH 31, 2004


                                                                         INCEPTION
                                                         YEAR ENDED          TO
                                                          MARCH 31,       MARCH 31,
                                                      2004       2003       2004
                                                    ---------  ---------  ---------
Cash flows from operating activities:
  Net loss                                          $(25,340)  $(14,634)  $(59,001)
Adjustments to reconcile net loss to net
   cash used by operating activities:
   Loss from operation of discontinued
     antique furniture business                       25,340     14,634     59,001
                                                    ---------  ---------  ---------

      Net cash used by continuing operations               -          -          -
      Net cash used by discontinued operations       (20,787)   (12,260)   (63,818)
                                                    ---------  ---------  ---------

        Net cash used by operating activities        (20,787)   (12,260)   (63,818)
                                                    ---------  ---------  ---------

Cash flows from financing activities:
  Change in stockholder loan                               -    (22,901)         -
  Special dividend to stockholder                    (19,750)         -    (19,750)
  Capital contribution                                26,123          -     26,123
  Proceeds from sale of common stock                       -     49,500     60,000
                                                    ---------  ---------  ---------

      Net cash provided by continuing operations           -          -          -
      Net cash provided by discontinued operations     6,373     26,599     66,373
                                                    ---------  ---------  ---------

        Net cash provided by financing activities      6,373     26,599     66,373
                                                    ---------  ---------  ---------

Net increase in cash and cash equivalents            (14,414)    14,339      2,555

Cash and cash equivalents at beginning of period      16,969      2,630          -
                                                    ---------  ---------  ---------

Cash and cash equivalents at end of period          $  2,555   $ 16,969   $  2,555
                                                    =========  =========  =========



                  The accompanying notes are an integral part
                         of these financial statements.
                                      F-9

                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       -----------------------------------------------------------------

American Fidelity Financial Services, Inc. (the "Company") is a development stage enterprise that was originally incorporated, on December 12, 2000, under the laws of the State of Nevada as Karrison Compagnie, Inc. The Company initially planned to acquire antiques, collectibles, and home and office furnishings for resale through periodic local showroom sales and web site sales; however, the Company was unable to emerge from the development stage using its original business plan and decided to abandon that plan to pursue a merger with a operating business. Accordingly, effective April 1, 2004, the Company signed a merger agreement with American Fidelity, Inc., an independent residential mortgage lender headquartered in Baton Rouge, Louisiana. Concurrent with the merger agreement, the Company changed its name from Karrison Compagnie, Inc. to American Fidelity Financial Services, Inc.

     SIGNIFICANT  ESTIMATES
     ----------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

     CASH  AND  CASH  EQUIVALENTS
     ----------------------------

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents.

     INCOME  TAXES
     -------------

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

     STOCK-BASED  COMPENSATION
     -------------------------

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS


1.    ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      -------------------------------------------------------------------------

     LOSS  PER  SHARE
     ----------------

Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2002 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share were identical for the year ended December 31, 2003 and for the periods from inception, August 13, 2002, to December 31, 2003 and 2002.

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
     ---------------------------------------

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

     NEW  ACCOUNTING  PRONOUNCEMENTS
     -------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The adoption of this pronouncement did not have a material effect on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company began following the disclosure requirements of SFAS No. 148 in January 2003.


                                    Continued
                                      F-11

                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -------------------------------------------------------------------------

     NEW  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
     -------------------------------------------

In January 2003, the FASB issued FASB Interpretation (FIN) No. 46 "Consolidation of Variable Interest Entities." FIN No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. Prior to FIN No. 46, VIEs were commonly referred to as SPEs. FIN No. 46 is effective immediately for VIEs created after January 31, 2003. This interpretation did not have a material effect on the Company's financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment to Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in the statement, and hedging relationships designated after June 30, 2003. Except as otherwise stated in SFAS No. 149, all provisions should be applied prospectively. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150, which is effective at the beginning of the first interim period beginning after June 15, 2003, must be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The statement requires that a financial instrument which falls within the scope of the statement to be classified and measured as a liability. The following financial instruments are required to be classified as liabilities: (1) shares that are mandatorily redeemable, (2) an obligation to repurchase the issuer's equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (3) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. The adoption of this statement did not have a material effect on the Company's financial condition or results of operations.

                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS


2.   GOING  CONCERN  CONSIDERATIONS
     ------------------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is presently a shell company and has limited operations and resources. The Company has accumulated net losses in the development stage of $59,001 for the period from inception, December 12, 2000, to March 31, 2004. Additionally, effective April 1, 2004, the Company entered into a merger agreement with a company that has going-concern issues. Such matters raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Company management has plans to deal with going concern issues that include expansion of the residential mortgage lending activities of American Fidelity, Inc. ("AFI") and a possible look to outside investors.

There can be no assurances that the Company will be able to raise adequate short-term capital to expand its current operations or that the Company will ever attain profitability. The Company's long-term viability as a going concern is dependent upon certain key factors, as follows:

     - The Company's ability to obtain adequate sources of funding to allow it to expand the operations of AFI. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

     - The ability of the Company to ultimately achieve adequate profitability and positive cash flows to sustain its operations.


3.   RECAPITALIZATION
     ----------------

Effective April 1, 2004, Karrison Compagnie, Inc. entered into an agreement and Plan of Reorganization (the "Agreement") whereby the Company agreed to acquire all of the issued and outstanding shares of American Fidelity, Inc. ("AFI") in exchange for 4,000,000 restricted common shares. The Agreement represented a re-capitalization of AFI with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. A re-capitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. AFI, the private operating company, emerged as the surviving financial reporting entity under the Agreement, but Karrison Compagnie, Inc. remained as the legal reporting entity. Beginning in April 2004, the Company's financial statements will present the historical financial results of AFI.

Concurrent with the recapitalization, the name of Karrison Compagnie, Inc. was changed to American Fidelity Financial Services, Inc. (See Note 7)

                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS


4.   INCOME  TAXES
     -------------

The composition of deferred tax assets and the related tax effects at March 31, 2004 are as follows:

       Benefit  from  carryforward  of  net  operating  loss            $20,060

       Less  valuation  allowance                                      (20,060)
                                                                        -------

         Net  deferred  tax  asset                                        $   -
                                                                        =======


The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended March 31, 2004 and 2003 is as follows:



                                                 2004                  2003
                                      ----------------------   ------------------
                                          AMOUNT      PERCENT    AMOUNT   PERCENT
                                     -------------   --------  --------  --------
    Benefit for income tax at
      federal statutory rate         $      8,616      34.0%    $ 4,976      34.0%
    Increase in valuation allowance        (8,616)    (34.0)     (4,976)    (34.0)
                                     -------------   --------  --------  --------

                                     $        -         -  %    $     -        - %
                                     =============   ========= ========  ========



At March 31, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $59,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2020 and 2024. The benefit from utilization of net operating loss carryforwards incurred subsequent to March 31, 2004 could be significantly limited based on ownership change limitations as provided in Section 382 of the Internal Revenue Code.


5.   STOCKHOLDERS'  EQUITY
     ---------------------

During the years ended March 31, 2004 and 2003, the Company engaged in various transactions affecting stockholders' equity as follows:

On May 10, 2002, the Company completed its initial public offering and sold 1,000,000 shares of its common stock for net proceeds to the Company of $49,500.

On December 29, 2003, the Company made a special distribution to its most significant stockholder. (See Note 6)

                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS


6.   RELATED  PARTY  TRANSACTIONS
     ----------------------------

The Company's most significant stockholder, at March 31, 2004, is also an officer and director of the Company (the "Stockholder"). The following is a summary of transactions with the Stockholder during the years ended March 31, 2004 and 2003:

- The Stockholder purchased 500,000 shares of the Company's common stock for $5,000 in January 2001 and an additional 325,000 shares in May 2002 for $16,250 as part of the public offering.

- The Stockholder extended a $50,000 line of credit to the Company that bears interest of 6% per year and is due on demand. The balance due on this line of credit was $2,252 at March 31, 2003. Interest expense of $11 was recognized in connection with this line of credit for the years ended March 31, 2003.

- The Stockholder provides space to house inventory and conduct business without charge to the Company. During the years ended March 31, 2004 and 2003, the Company recognized $600 of storage fees per years with a corresponding credit to additional paid-in-capital.

- The Stockholder does not receive a salary from the Company; however, the value of her services, estimated at $6,000 per year, has been recorded as an expense of the Company for each of the years ended March 31, 2004 and 2003.

- On December 29, 2003, the Stockholder and a company controlled by the spouse of the Stockholder collectively purchased the inventory of the Company at its original cost of $26,432. The transaction was treated as a equity transaction and was accompanied by a $19,750 cash distribution to the Stockholder as follows:

  Inventory distributed at cost                    $   26,432
  Add cash distribution                                19,750
                                                   ----------

    Total distribution                                 46,182

  Cash collected from the Stockholder
    for sale of the inventory and
    treated as a capital contribution                  26,123
                                                   ----------

  Net distribution to the Stockholder              $   20,059
                                                   ==========

The net proceeds from this inventory transaction were used to pay legal and professional fees and repay the note payable to the Stockholder.

In addition to the transactions with the Stockholder, the Company has engaged in other related party transactions, as follows:

- During the year ended March 31, 2002 the Company made sales to related parties of $11,898.

- In May 2002, as part of the Company's initial public offering, a close relative of the Stockholder purchased 49,000 shares of the Company's common stock for $2,450.

                   AMERICAN FIDELITY FINANCIAL SERVICES, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS


7.   SUBSEQUENT  EVENT  (UNAUDITED)
     ------------------------------

Effective April 1, 2004, Karrison Compagnie, Inc. entered into an agreement and Plan of Reorganization (the "Agreement") whereby the Company agreed to acquire all of the issued and outstanding shares of American Fidelity, Inc. ("AFI") in exchange for 4,000,000 restricted common shares. The Agreement represented a re-capitalization of AFI with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible is recorded. A re-capitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. AFI, the private operating company, emerged as the surviving financial reporting entity under the Agreement, but Karrison Compagnie, Inc. remained as the legal reporting entity. Beginning in April 2004, the Company's financial statements will present the historical financial results of AFI.

The following unaudited summary proforma information presents the consolidated results of operations as if the effective date of the recapitalization occurred at the beginning of fiscal 2004:

Total revenue                                           $9,789,835
Net loss                                                $ (356,729)
Net loss available to common stockholders                 (356,729)
Basic and diluted net loss per common share             $    (0.06)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Killman, Murrell & Co., P.C. ("KM") audited the financial statements of the Company for the two years ended March 31, 2003. The report of KM on such financial statements, dated May 14, 2003 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Our Board of Directors approved the dismissal of KM on March 31, 2004.

Ham, Langston & Brezina, LLP ("HLB"), Certified Public Accountants of Houston, Texas, were appointed by the Company on March 31, 2004 to audit our financial statements for the fiscal year ended March 31, 2004. During our two most recent fiscal years and the subsequent interim periods preceding their appointment as independent accountants, neither the Company nor anyone on its behalf consulted HLB regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered of the Company's consolidated financial statements, nor has HLB provided to the Company a written report or oral advice regarding such principles or audit opinion.

During the Company's two most recent fiscal years, and since then, KM has not advised the Company that any of the following exist or are applicable:

(1) That the internal controls necessary for the Company to develop reliable financial statements do not exist, that information has come to their attention that has led them to no longer be able to rely on management's representations, or that has made them unwilling to be associated with the financial statements prepared by management.

(2) That the Company needs to expand significantly the scope of its audit, or that information has come to their attention that if further investigated may materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements or any other financial presentation, or cause them to be unwilling to rely on management's representations or be associated with the Company's financial statements for the foregoing reasons or any other reason, or

(3) That they have advised the Company that information has come to their attention that they have concluded materially impacts the fairness or reliability of either a previously issued audit report or the underlying financial statements for the foregoing reasons or any other reason.

The Company has provided the disclosure in this Form 8-K to HLB and has given HLB an opportunity to provide a letter addressed to the Securities and Exchange Commission.

We have provided ("KM") with a copy of the disclosure provided under this caption of this Report, and advised them to provide us with a letter addressed to the Securities Exchange Commission as to whether it agrees or disagrees with the disclosures made herein. Their response is filed with this Form 9-K as
Exhibit  16.1.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and officers of the Company, as of July 15, 2004, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names, ages, and positions of the executive officers and directors of the Company



     Name                            Age                Office
----------------------              -----   ----------------------------
Randal A.  Gomez                      49         President and Chairman
                                                 of the Board of Directors


RANDAL A. GOMEZ was appointed President and Chairman of the Board of Directors on April 1, 2004. Mr. Gomez was formerly the President of American Fidelity, Inc. and held this position for the past 16 years. Mr. Gomez has successfully run all aspects of American Fidelity, Inc. since its inception in 1988, including production, quality control, pre and post closing, underwriting, and secondary. American Fidelity is a full-service lender that specializes in both consumer and mortgage brokers. Mr. Gomez has over 20 years experience in Mortgage Industry, both as a Broker and in Lending. Mr. Gomez attended the University of Colorado.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

ITEM  401(E)

The  Company  currently  does  not  have  an  audit  committee.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. Based solely on the reports we have received and on written representations from certain reporting persons, we believe that the directors, executive officers, and our greater than ten percent beneficial owners have complied with all applicable filing requirements for the fiscal year ended March 31, 2004.

The Company has adopted a code of ethics for its Principal Executive and Senior Financial Officers, which is attached hereto as Exhibit 14.

ITEM 10.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

                                Annual Compensation         Long Term Compensation
                          ----------------------------  ------------------------------
                                                                   Awards          Payouts
                                                          ----------------------- ---------
Name and             Year     Salary  Bonus  Other Annual  Restricted   Securities    LTIP    All Other
Principal Position              ($)    ($)   Compensation     Stock    Underlying   Payouts  Compensation
                                                  ($)        award(s)    Options /     ($)
                                                             (shares)      SARs
                                                                           (#)
------------------- ----     ------- ------ ------------- ----------- ----------- --------   --------------
Randal A. Gomez     2002       N/A     N/A        N/A         N/A         N/A         N/A
President and       2003       N/A     N/A        N/A         N/A         N/A         N/A
Chairman of the     2004       N/A     N/A        N/A         N/A         N/A         N/A
Directors
------------------- ----     ------- ------ ------------- ----------- ----------- --------   --------------
Randal A. Gomez     2002       N/A     N/A        N/A         N/A         N/A         N/A
Chief Financial     2003       N/A     N/A        N/A         N/A         N/A         N/A
Officer             2004       N/A     N/A        N/A         N/A         N/A         N/A




OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                  Individual Grants
------------------------------------------------------------ ------------------
Name        Number of  Percent of   Exercise  Expiration   Grant Date   Present
           Securities     Total     of Base      Date                   Value ($)
           Underlying   Options /    Price
            Options/      SARs       ($/sh)
              SARs     Granted to
             Granted    Employees
               (#)      in Fiscal
                           Year

---------- ----------- ----------- ---------- ---------- ------------- ---------
Randal A.
Gomez         N/A          N/A         N/A        N/A         N/A





Name           Shares        Value Realized  Number of        Value of
               Acquired on   ($)             Securities       Unexercised In-
               Exercise (#)                  Underlying       The-Money
                                             Unexercised      Options/SARs
                                             Options / SARs   At Fiscal Year-
                                             At Fiscal Year-  End ($)
                                             End (#)          Exercisable /
                                             Exercisable /    Unexercisable
                                             Unexercisable

-----------  ------------  ---------------- ----------------  -------------
Randal A.
Gomez            N/A              N/A            N/A              N/A

EMPLOYMENT AGREEMENTS

We  have  entered  no  employment  agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of July 14, 2004, the number and percentage of outstanding shares of our Common Stock indicated in the following table:



Name and Address of
Beneficial Owner                                     Number of Shares     Percentage

Randal A. Gomez                                         9,200,000            92%
10200 Daradale Ave.
Baton Rouge, LA  70816

All directors and executive officers as a group
(as a group)                                                                 92%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's most significant stockholder, at March 31, 2004, is also an officer and director of the Company (the "Stockholder"). The following is a summary of transactions with the Stockholder during the years ended March 31, 2004 and 2003:

- The Stockholder purchased 500,000 shares of the Company's common stock for $5,000 in January 2001 and an additional 325,000 shares in May 2002 for $16,250 as part of the public offering.

- The Stockholder extended a $50,000 line of credit to the Company that bears interest of 6% per year and is due on demand. The balance due on this line of credit was $2,252 at March 31, 2003. Interest expense of $11 was recognized in connection with this line of credit for the years ended March 31, 2003.

- The Stockholder provides space to house inventory and conduct business without charge to the Company. During the years ended March 31, 2004 and 2003, the Company recognized $600 of storage fees per years with a corresponding credit to additional paid-in-capital.

- The Stockholder does not receive a salary from the Company; however, the value of her services, estimated at $6,000 per year, has been recorded as an expense of the Company for each of the years ended March 31, 2004 and 2003.

- On December 29, 2003, the Stockholder and a company controlled by the spouse of the Stockholder collectively purchased the inventory of the Company at its original cost of $26,432. The transaction was treated as an equity transaction and was accompanied by a $19,750 cash distribution to Stockholders as follows:

  Inventory distributed at cost     $   26,432
  Add cash distribution                 19,750
                                       -------

Total distribution                      46,182

  Cash collected from the Stockholder
for sale of he inventory and treated
as a capital contribution               26,123

Net distribution to the Stockholder   $ 20,059
                                      ========

The net proceeds from this inventory transaction were used to pay legal and professional fees and repay the note payable to the Stockholder.

In addition to the transactions with the Stockholder, the Company has engaged in other related party transactions, as follows:

- During the year ended March 31, 2002 the Company made sales to related parties of $11,898.

- In May 2002, as part of the Company's initial public offering, a close relative of the Stockholder purchased 49,000 shares of the Company's common stock for $2,450.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following documents are filed as part of this report

Exhibit  31.1  --   Certification  of  Chief  Executive  Officer of American
                    Fidelity  Financial  Service,  Inc.  required  by Rule 13a -
                    14(1)  or Rule 15d - 14(a) of the Securities Exchange Act of
                    1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit  31.2  --   Certification  of  Chief  Financial  Officer of American
                    Fidelity  Financial  Services,  Inc.  required by Rule 13a -
                    14(1)  or Rule 15d - 14(a) of the Securities Exchange Act of
                    1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit  32.1  --   Certification  of Chief Executive Officer of American
                    Fidelity Financial Services, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C.
                    63.

Exhibit  32.2  --   Certification  of Chief Financial Officer of American
                    Fidelity Financial Services, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C.
                    63.

(b)  Reports  on  Form  8-K.

     None.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

AUDIT FEES

Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $5,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended March 31, 2004 and March 31, 2003, respectively.

AUDIT-RELATED FEES

Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended March 31, 2004 and March 31, 2003.

FINANCIAL  INFORMATION  SYSTEMS  DESIGN  AND  IMPLEMENTATION  FEES

For  the  fiscal  years ended March 31, 2004 and March 31, 2003, Ham, Langston &
Brezina, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the fiscal years ended March 31, 2004 and March 31, 2003, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES

Ham, Langston & Brezina, L.L.P. billed did not bill us for professional services rendered for tax related services for the fiscal years ended March 31, 2004 and March 31, 2003, respectively.

ALL  OTHER  FEES

We were not billed for any other professional services for the fiscal year ended March 31, 2004.


AUDITOR  INDEPENDENCE

Our Board of Directors considers that the work done for us in the year ended March 31, 2004 by Ham, Langston & Brezina, L.L.P. is compatible with maintaining Ham, Langston & Brezina, L.L.P.'s independence.

AUDITOR'S  TIME  ON  TASK

All of the work expended by Ham, Langston & Brezina, L.L.P. on our March 31, 2004 audit was attributed to work performed by Ham, Langston & Brezina, L.L.P.'s full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana, on July 15, 2004.

AMERICAN FIDELITY FINANCIAL SERVICES, INC.

By: /s/ Randal A. Gomez                         Date: July 15, 2004
    -------------------------------------
    Randal A. Gomez
    Chairman of the Board and President



Pursuant to the requirements of the Securities Exchange Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on July 15, 2004.


By: /s/ Randal A. Gomez
-----------------------------------
Randal A. Gomez
Chairman of the Board
and President

EXHIBIT 31.1 -- CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF AMERICAN FIDELITY FINANCIAL SERVICES, INC. REQUIRED BY RULE 13A - 14(1) OR RULE 15D - 14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, Randal A. Gomez, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Fidelity Financial Services, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July  15,  2004
/s/ Randal A. Gomez
-------------------
Randal A. Gomez
President

EXHIBIT 31.2 -- CERTIFICATION OF CHIEF FINANCIAL OFFICER OF AMERICAN FIDELITY FINANCIAL SERVICES, INC. REQUIRED BY RULE 13A - 14(1) OR RULE 15D - 14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

I, Randal A. Gomez, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Fidelity Financial Services, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2004
/s/ Randal A. Gomez
-------------------
Randal A. Gomez
Acting Chief Financial Officer

EXHIBIT 32.1 -- CERTIFICATION OF CHIEF EXECUTIVE OFFICER OF AMERICAN FIDELITY FINANCIAL SERVICES, INC. PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND SECTION 1350 OF 18 U.S.C. 63.

I, Randal A. Gomez, the President of American Fidelity Financial Services, Inc. hereby certify that to my knowledge, American Fidelity Financial Services, Inc.'s annual report on Form 10-KSB for the year ended March 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the annual report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of American Fidelity Financial Services, Inc

Date:     July 15, 2004           /s/ Randal A. Gomez
                                      ---------------
                                      Randal A. Gomez
                                      President
                                      American Fidelity Financial Services, Inc.




EXHIBIT 32.2 -- CERTIFICATION OF CHIEF FINANCIAL OFFICER OF AMERICAN FIDELITY FINANCIAL SERVICES, INC. PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 AND SECTION 1350 OF 18 U.S.C. 63.

I, Randal A. Gomez, the Acting Chief Financial Officer of American Fidelity Financial Services, Inc. hereby certify that to my knowledge, American Fidelity Financial Services, Inc.'s annual report on Form 10-KSB for the year ended March 31, 2004, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the annual report on Form 10-KSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of American Fidelity Financial Services, Inc

Date:     July 15, 2004           /s/ Randal A. Gomez
                                      ---------------
                                      Randal A. Gomez,
                                      Acting Chief Financial Officer of
                                      American Fidelity Financial Services, Inc.