Form 10-Q
period 2004-06-30
Trinity Capital Partners Inc.
filed 2020-07-31
CIK 1143997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-50606

TRINITY CAPITAL PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	75-2912201
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Lawrence Ave., Oceanside, NY 11572

(Address of principal executive offices, Zip Code)

(310) 734-2626

(Registrant’s telephone number, including area code)

AMERICAN FIDELITY FINANCIAL SERVICES, INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of June 30, 2020, 70,112,850 shares of the issuer’s common stock were issued and outstanding.

FORM 10-Q

TRINITY CAPITAL PARTNERS. INC.

June 30, 2004

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

PART I. FINANCIAL INFORMATION

TRINITY CAPITAL PARTNERS, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2004	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash	$-	$2,555
Total current assets	-	2,555

TOTAL ASSETS	$-	$2,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	-	215
Related party notes payable	-	-
Total current liabilities	-	215

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 10,112,850 and 2,000,000 shares issued and outstanding as of June 30, 2004 and March 31, 2004, respectively	10,113	2,000
Additional paid in capital	59,341	59,341
Retained earnings	(69,454)	(59,001)
Total stockholders' equity	-	2,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$2,555

The accompanying notes are an integral part of these financial statements.

TRINITY CAPITAL PARTNERS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30,
	2004	2003
	$	$
OPERATING EXPENSES:
Selling, general and administrative	-	5,429
Total operating expenses	-	5,429

LOSS BEFORE OTHER INCOME	-	(5,429)

OTHER INCOME (EXPENSE)
Other income	-	200
Interest expense - Other		(146)
Loss on discontinued operations	(10,453)	-
Total other income (expense)	(10,453)	54

NET LOSS	-	(5,375)

The accompanying notes are an integral part of these financial statements.

TRINITY CAPITAL PARTNERS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals

Balance – March 31, 2004	2,000,000	2,000	59,341	(59,001)	-	2,340

Issuance of common stock	8,112,850	8,113				8,113
Net loss from discontinued operations	-	-	-	(10,453)	-	(10,453)

Balance – June 30, 2004	10,112,850	$10,113	$59,341	$(69,454)	$-	-

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals

Balance – March 31, 2003	2,000,000	2,000	72,800	(33,661)	-	41,139

			1,650			1,650
Net loss	-	-	-	(5,375)	-	(5,375)

Balance – June 30, 2003	2,000,000	$2,000	$72,800	$(39,036)	$-	37,414

The accompanying notes are an integral part of these financial statements.

TRINITY CAPITAL PARTNERS, INC.

STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Unaudited)

	For the Three Month Period Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(10,453)	$(5,375)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Contributions of services and rent	-	1,650
Changes in assets and liabilities
Accounts payable and accrued expenses	(215)	3,871
Other payable	-	-
NET CASH USED IN OPERATING ACTIVITIES	(10,668)	146

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,113	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,113	-

EFFECT OF EXCHANGE RATE CHANGES	-	-

NET INCREASE IN CASH	(2,555)	146

CASH – BEGINNING OF PERIOD	2,555	16,969
CASH – END OF PERIOD	$-	$17,115
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-

The accompanying notes are an integral part of these financial statements.

TRINITY CAPITAL PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED PERIOD JUNE 30, 2004 AND JUNE 30, 2003

(Unaudited)

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

Trinity Capital Partners, Inc. (the “Company”) is a development stage enterprise that was originally incorporated, on December 12, 2000, under the laws of the State of Nevada as Karrison Compagnie, Inc. The Company initially planned to acquire antiques, collectibles, and home and office furnishings for resale through periodic local showroom sales and web site sales; however, the Company was unable to emerge from the development stage using its original business plan and decided to abandon that plan to pursue a merger with a operating business. Accordingly, effective April 1, 2004, the Company signed a merger agreement with American Fidelity, Inc., an independent residential mortgage lender headquartered in Baton Rouge, Louisiana. Concurrent with the merger agreement, the Company changed its name from Karrison Compagnie, Inc. to American Fidelity Financial Services, Inc.

On October 16, 2006, the Company changed its name from American Fidelity Financial Services, Inc. to Trinity Capital Partners, Inc. and raised its authorized shares from 20,000,000 to 250,000,000.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2005 and 2004, and expenses for the years ended March 31, 2005 and 2004, and cumulative from inception. Actual results could differ from those estimates made by management.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Adoption of Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3- Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 4 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2005 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2000 the most current year since operations shutdown based on the accumulated records obtained to date through the first quarter 2019.

Note 5 – Common stock

During the three months ended June 30, 2004, the Company issued a total of 8,112,850 shares of common stock at par value $0.001 valued at par for a total of $8,113.

As of June 30, 2004, a total of 10,112,850 shares of common stock with par value $0.001 remain outstanding.

Note 3 – Subsequent Event

On February 21, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Trinity Capital Partners, Inc., proper notice having been given to the officers and directors of Trinity Capital Partners, Inc. There was no opposition.

On March 04, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

Trinity Capital Partners, Inc. (the “Company”) is a development stage enterprise that was originally incorporated, on December 12, 2000, under the laws of the State of Nevada as Karrison Compagnie, Inc. The Company initially planned to acquire antiques, collectibles, and home and office furnishings for resale through periodic local showroom sales and web site sales; however, the Company was unable to emerge from the development stage using its original business plan and decided to abandon that plan to pursue a merger with a operating business. Accordingly, effective April 1, 2004, the Company signed a merger agreement with American Fidelity, Inc., an independent residential mortgage lender headquartered in Baton Rouge, Louisiana. Concurrent with the merger agreement, the Company changed its name from Karrison Compagnie, Inc. to American Fidelity Financial Services, Inc.

On October 16, 2006, the Company changed its name from American Fidelity Financial Services, Inc. to Trinity Capital Partners, Inc. and raised its authorized shares from 20,000,000 to 250,000,000.

On February 21, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Trinity Capital Partners, Inc., proper notice having been given to the officers and directors of Trinity Capital Partners, Inc. There was no opposition.

On March 04, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

Critical accounting policies and estimates

Our condensed financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

Three months ended June 30, 2004 compared to June 30, 2003.

Revenue

For the three months ending June 30, 2004, the Company generated $0 in revenues. For the three months ended June 30, 2003, the Company generated $0 in revenues.

Expenses

For the three months ended June 30, 2004, we incurred operating expenses of $0.

Net Loss

The company recorded a net operating loss of $5,375 for the three month period ended June 30, 2004.

Liquidity

To the extent possible, the Company expects to finance its future acquisition, development and exploration activities through various means of corporate and project finance and through the issuance of additional securities.

There can be no assurance that sufficient funds will be available to meet the requirements of the Company's growth strategy or operations.

Material Commitments for Capital Expenditures

The Company has made no additional material commitments during the quarter ended June 30, 2004.

Off-Balance Sheet Arrangements

As of June 30, 2004 and 2003, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2004 and 2003, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the Three months ended June 30, 2004 and 2003, and are included elsewhere in this registration statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2004. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY CAPITAL PARTNERS. INC.

Dated: July 31, 2020	By:	David Lazar
	Name:	David Lazar
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 31, 2020	By:	David Lazar
	Name:	David Lazar
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)