Form 10-Q
period 2004-09-30
Trinity Capital Partners Inc.
filed 2020-07-31
CIK 1143997

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2004

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

September 30, 2004

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

ii

PART I. FINANCIAL INFORMATION

TRINITY CAPITAL PARTNERS, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2004	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash	$-	$2,555
Total current assets	-	2,555

TOTAL ASSETS	$-	$2,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	-	215
Related party notes payable	-	-
Total current liabilities	-	215

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share; 5,000,000 shares authorized; none outstanding	-	-
Common stock, par value $0.001 per share; 20,000,000 shares authorized; 10,112,850 and 2,000,000 shares issued and outstanding as of September 30, 2004 and March 31, 2004, respectively	10,113	2,000
Additional paid in capital	59,341	59,341
Retained earnings	(69,454)	(59,001)
Total stockholders’ equity	-	2,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$2,555

The accompanying notes are an integral part of these financial statements.

TRINITY CAPITAL PARTNERS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating expenses
Transfer agent fees	-	2.931	-	8,360
Total operating expense	-	2,931	-	8,360

Loss from operations:	-	-	-	-

Other income (expense):
Other income		80	-	280
Interest expense		(36)	-	(182)
Loss on discontinued operations	-	-	(10,453)	-
Total other income (expense)	-	44	(10,453)	98

Net Loss	-	(2,887)	(10,453)	(8,262)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted

The accompanying notes are an integral part of these financial statements.

TRINITY CAPITAL PARTNERS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

(Unaudited)

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals

Balance – March 31, 2004	2,000,000	2,000	59,341	(59,001)	-	2,340

Issuance of common stock	8,112,850	8,113				8,113
Net loss from discontinued operations	-	-	-	(10,453)	-	(10,453)

Balance – June 30, 2004	10,112,850	$10,113	$59,341	$(69,454)	$-	-

Net loss	-	-	-	-	-	-

Balance – September 30, 2004	10,112,850	$10,113	$59,341	$(69,454)	$-	-

	Common Stock: Shares	Common Stock: Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Totals

Balance – March 31, 2003	2,000,000	2,000	72,800	(33,661)	-	41,139

			1,650			1,650
Net loss	-	-	-	(5,375)	-	(5,375)

Balance – June 30, 2003	2,000,000	$2,000	$72,800	$(39,036)	$-	37,414

Net loss	-	-	1,650	(2,887)	-	(1,237)

Balance – September 30, 2003	2,000,000	$2,000	$76,100	$(41,923)	$-	36,177

The accompanying notes are an integral part of these financial statements.

TRINITY CAPITAL PARTNERS, INC.

STATEMENTS OF CASH FLOWS

FOR THE PERIOD

(Unaudited)

	For the Six Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(10,453)	$(8,262)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Contributions of services and rent	-	3,300
Changes in assets and liabilities
Accounts payable and accrued expenses	(215)	1,507
Other payable	-	-
NET CASH USED IN OPERATING ACTIVITIES	(10,668)	(3,455)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,113	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,113	-

EFFECT OF EXCHANGE RATE CHANGES	-	-

NET INCREASE IN CASH	(2,555)	(3,455)

CASH – BEGINNING OF PERIOD	2,555	16,969
CASH – END OF PERIOD	$-	$13,514
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid during the periods for:
Interest	-	-

The accompanying notes are an integral part of these financial statements.

TRINITY CAPITAL PARTNERS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

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

Note 4 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2004 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2000 the most current year since operations shutdown based on the accumulated records obtained to date through the second quarter 2004.

Note 5 – Common stock

During the six months ended September 30, 2004, the Company issued a total of 8,112,850 shares of common stock at par value $0.001 valued at par for a total of $8,113.

As of September 30, 2004, a total of 10,112,850 shares of common stock with par value $0.001 remain outstanding.

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

Results of Operations

Six months ended September 30, 2004 compared to September 30, 2003.

Revenue

For the six months ending September 30, 2004, the Company generated $0 in revenues. For the six months ended September 30, 2003, the Company generated $0 in revenues.

Expenses

For the six months ended September 30, 2004, we incurred operating expenses of $0.

Net Loss

The company recorded a net operating loss of $10,453 for the six month period ended September 30, 2004.

Liquidity

To the extent possible, the Company expects to finance its future acquisition, development and exploration activities through various means of corporate and project finance and through the issuance of additional securities.

There can be no assurance that sufficient funds will be available to meet the requirements of the Company’s growth strategy or operations.

Material Commitments for Capital Expenditures

The Company has made no additional material commitments during the quarter ended September 30, 2004.

Off-Balance Sheet Arrangements

As of September 30, 2004 and 2003, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2004 and 2003, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the Six months ended September 30, 2004 and 2003, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2004. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2004 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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